Form 10QSB
period 2000-03-31
VITAL LIVING PRODUCTS INC
filed 2000-06-27
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number:                19910

                           VITAL LIVING PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                              56-1683886
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                    5001 Smith Farm Road, Matthews, NC 28104
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 821-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common Stock as of June 19, 2000.

            Common Stock, $0.01 par value . . . . . . . . . 3,098,326

PART I

ITEM 1.             FINANCIAL STATEMENTS


                         CONDENSED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2000

                           VITAL LIVING PRODUCTS, INC.


         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-SB filed March 14, 2000 as amended.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2000


                                     ASSETS


CURRENT ASSETS:
   Cash                                                                $    875
   Accounts receivable, less allowance for doubtful accounts
     of $12,355                                                         216,513
   Installment accounts receivable                                       33,218
   Inventory                                                            279,099
                                                                       --------
     Total current assets                                               529,705

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                        43,067
   Warehouse equipment                                                  100,415
   Computer equipment                                                   126,949
   Vehicles                                                             121,329
   Water service equipment                                              431,942
   Leasehold improvements                                                22,558
                                                                       --------
                                                                        846,260
   Less accumulated depreciation                                        660,097
                                                                       --------
     Net property and equipment                                         186,163

OTHER ASSETS                                                             18,141
                                                                       --------
                                                                       $734,009
                                                                       ========

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Bank overdrafts                                                  $    19,255
   Trade accounts payable                                               178,654
   Accrued interest payable to related party                              4,749
   Demand notes payable to related parties                              619,752
   Accrued dividends                                                  1,069,500
   Accrued payroll and payroll taxes                                     37,612
   Current portion of long-term notes payable                            13,362
   Other accrued liabilities                                             21,140
                                                                    -----------
     Total current liabilities                                        1,964,024

LONG-TERM NOTES PAYABLE                                                  18,568


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,422,173 shares issued and 3,098,326 outstanding       34,221
   Preferred stock - Class A, $.01 par value, 3,303,375 shares
     authorized, issued and outstanding                                  33,034
   Preferred stock - Class B, convertible, $.01 par value,
     1,000,000 shares authorized
     Series A - 575,000 shares outstanding                            1,150,000
     Series B - 31,290 shares outstanding                             1,783,935
   Paid-in capital                                                    4,430,903
   Treasury stock, 323,847 shares, at cost                              (75,000)
   Retained earnings (deficit)                                       (8,605,676)
                                                                    -----------
     Total stockholders' equity                                      (1,248,583)
                                                                    -----------
                                                                    $   734,009
                                                                    ===========

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                       2000            1999
                                                  -----------       ----------
REVENUES:
   Product sales                                  $   298,517       $   248,425
   Service revenues                                    89,701           109,065
                                                  -----------       -----------
     Total revenues                                   388,218           357,490

COST OF GOODS SOLD:
   Direct material costs                              159,451           137,458
   Labor, taxes and fringes                            74,094            79,012
   Travel, vehicle and other costs                     33,380            31,237
   Research and development costs                          --            27,000
   Depreciation                                        23,159            23,212
                                                  -----------       -----------
     Total cost of goods sold                         290,084           297,919
                                                  -----------       -----------

GROSS MARGIN                                           98,134            59,571

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries, taxes and fringes                         97,084            88,179
   Sales commissions and brokerage costs               26,008            18,322
   Marketing, advertising and promotion                43,914            61,495
   Travel and vehicle costs                             5,392             8,716
   Professional fees and costs                         73,625             4,330
   Bad debt expense                                       280               370
   Office and telephone costs                          30,078            23,438
   Depreciation and amortization                        3,523             2,243
   Insurance and other                                  6,483             3,979
                                                  -----------       -----------
     Total selling, general and
       administrative expenses                        286,387           211,072

INCOME (LOSS) FROM OPERATIONS                        (188,253)         (151,501)
                                                  -----------       -----------

OTHER REVENUES (EXPENSES):
   Interest expense                                   (12,415)         (136,136)
   Other                                                1,454             1,591
                                                  -----------       -----------
     Total other revenues (expenses)                  (10,961)         (134,545)
                                                  -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                (199,214)         (286,046)

INCOME TAX (PROVISION) BENEFIT                             --                --
                                                  -----------       -----------

NET INCOME (LOSS)                                 ($  199,214)      ($  286,046)
                                                  ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE              ($     0.08)      ($     0.11)
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          3,081,347         2,996,451
                                                  ===========       ===========

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                     2000           1999
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                        $ 323,524       $ 383,107
   Cash paid to suppliers and employees                            (492,585)       (508,626)
   Interest paid                                                    (11,375)         (3,746)
                                                                  ---------       ---------
             Net cash used by operating activities                 (180,436)       (129,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (33,661)         (8,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from demand notes payable to related parties        182,000         135,500
   Payments on notes payable                                         (2,154)         (1,528)
   Proceeds from new borrowings                                      21,497              --
   Proceeds from common stock options exercised                      12,968              --
                                                                  ---------       ---------
     Net cash provided by financing activities                      214,311         133,972
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH                                         214          (3,888)

CASH, beginning of period                                               661           5,526
                                                                  ---------       ---------

CASH, end of period                                               $     875       $   1,638
                                                                  =========       =========


NONCASH TRANSACTIONS:
  Preferred Series A, Class B dividends of $34,500 were accrued during each of the three month periods ended March 31, 2000 and 1999.

  Certain salaries to Company employees totalling $8,852 and $8,285 were paid by a stockholder during the three month periods ended March 31, 2000 and 1999, respectively.




                                   Continued
                                       6

                           VITAL LIVING PRODUCTS, INC.

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                        2000           1999
                                                                     ---------       ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   USED BY OPERATING ACTIVITIES:
     Net income (loss)                                               ($199,214)      ($286,046)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Depreciation and amortization                                 26,682          25,455
          Services provided at no charge by stockholder                  8,852           8,285
          (Increase) decrease in accounts receivable                   (60,949)         24,025
          (Increase) decrease in inventory                                 973         (91,303)
          Decrease in prepaid expenses                                      --           4,881
          Decrease in bank overdrafts                                  (19,371)        (31,567)
          Increase in trade accounts payable                            93,072          71,581
          Increase in accrued interest payable to related party          1,040         132,390
          Increase in accrued payroll and payroll taxes                 20,812           2,959
          Increase (decrease) in other accrued liabilities             (52,333)         10,075
                                                                     ---------       ---------
             Net cash used by operating activities                   ($180,436)      ($129,265)
                                                                     =========       =========

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999


1.  BASIS OF PRESENTATION:

       The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

       These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB filed March 14, 2000 as amended by Amendment No. 1 thereto filed May 8, 2000 and Amendment No. 2 thereto filed June 14, 2000. The Company follows the same accounting policies in preparation of interim reports.

       Results of operations for the interim periods are not indicative of annual results.


2. COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:

       As shown in the accompanying financial statements the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of March 31, 2000.

       Management continues to focus on its marketing and sales of water testing kits, which represent a relatively new product line. Management believes that this new line will help the Company to achieve profitability. The Company's ultimate ability to become profitable, however, is contingent on its achieving significantly higher sales levels. Until that occurs and until the Company generates positive cash flow from operations, additional outside funding will continue to be required. The Company has in place a credit line with Mr. Wilbur Peters, a related party and stockholder, as discussed in Note 3. The Company anticipates that this credit line will provide the necessary funding it requires for the next year. However, Mr. Peters is not required to make advances on such line of credit and as a result there is no guarantee that such funding will be available.

       The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. RELATED PARTY TRANSACTIONS:

       Through March 31, 2000, the Company had approximately $219,700 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This line of credit provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. Interest accrued at March 31, 2000, was approximately $1,200. Interest expense on this note totals approximately $2,000 in the three months ended March 31, 2000.

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto contained in Item 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 2000

         Revenues from operations for the first quarter of 2000 increased 9% to $388,218 from $357,490 for the first quarter of 1999. The increase in operating revenues was primarily the result of a 20% increase in sales of our PurTest(R) line of products, which grew from $169,365 in the first quarter of 1999 to $203,045 in the first quarter of 2000. Sales of our PurTest(R) products improved principally as a result of the successful implementation of our efforts to expand distribution of such products at the retail level. Also contributing to the improvement in operating revenues was an increase in revenues from the sales and service of water treatment equipment up 24% from $103,984 in the first quarter of 1999 to $129,418 in the first quarter of 2000. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from our water vending and misting operations decreased 34% from $84,141 in the first quarter of 1999 to $55,755 in the first quarter of 2000.

         As a result of both the absence of research and development costs and improvements in operating efficiencies made possible by our increased production of PurTest(R) products, gross margin increased to 25% in the first quarter of 2000 from 17% in the first quarter of 1999. We would anticipate continued improvement in operating efficiencies, and therefore in gross margin, to the extent we are able to execute our strategy of expanding distribution of our Pur-Test(R) products. Any such improvement would, however, be offset to the extent we incur research and development costs in connection with the expansion of our Pur-Test(R) product line.

         Loss from operations only was $188,253 in the first quarter of 2000 compared to a loss of $151,501 in the first quarter of 1999. The principal expense item contributing to this increase in loss was professional fees, primarily associated with our filing of a Registration Statement on Form 10-SB to register our common stock under the Securities Exchange Act of 1934, which were $73,625 in the first quarter of 2000, up from $4,330 in the first quarter of 1999. We anticipate incurring a relatively high level of professional fees associated with our becoming a public reporting company.

         Net loss for the first quarter of 2000, was $199,214, compared to net loss for the first quarter of 1999 of $286,046. Net loss improved primarily because of a decrease in interest expenses from $136,136 in the first quarter of 1999 to $12,415 in the first quarter of 2000. Interest expense was reduced as a result of the elimination during 1999 of debt owed to C. Wilbur Peters, Chairman of our board. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters forgave the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, Chairman of our board, or entities controlled by Mr. Peters have funded our operations by lending money to us and by leasing equipment to us used in our business. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $400,000 at March 31, 2000. This note is payable on demand and bears interest at prime plus 2%. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. At March 31, 2000, the outstanding balance of that note was approximately $219,700. Mr. Peters has no legal obligation to make advances upon that note.

         Net cash used by operating activities was $180,436 in the first quarter of 2000 and $129,265 in the first quarter of 1999. In both such quarters cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during 2000 and into 2001. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and advances on our current line of credit (which Mr. Peters is not obligated to make) will enable us to continue our operations through July 2001. No assurance can be given, however, that Mr. Peters will continue to advance funds under the line of credit, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements in this report as to projections of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in our markets including inflation; recession; increased competition from existing competitors and from any new entrants in our markets; any loss of key management personnel; changes in governmental regulations applicable to our business; and the availability of additional funding necessary to support our operations in the event our currently available funding sources prove inadequate or unavailable.

PART II

ITEM 1.           LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings. However, we are currently and may from time to time in the future become a party to various legal proceedings incidental to our business.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  Exhibit No.       Document Description
                  -----------       --------------------

                  27 Financial Data Schedule (filed in electronic format only)


                  (b) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VITAL LIVING PRODUCTS, INC.



Date:  June 27, 2000                       By: /s/ C. Larry Pratt
                                               --------------------------------
                                                   C. Larry Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT



Exhibit No.           Exhibit Description
-----------           -------------------

         27           Financial Data Schedule (filed in electronic format only)