Form 10QSB/A
period 2000-03-31
VITAL LIVING PRODUCTS INC
filed 2000-07-31
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                 FORM 10-QSB/A
                               (Amendment No. 1)


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
                                                                       --------
                                                                       $734,009
                                                                       ========

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
   Bank overdrafts                                                  $    19,255
   Trade accounts payable                                               178,654
   Accrued interest payable to related party                              4,749
   Demand notes payable to related parties                              619,752
   Accrued dividends                                                  1,069,500
   Accrued payroll and payroll taxes                                     37,612
   Current portion of long-term notes payable                            13,362
   Other accrued liabilities                                             21,140
                                                                    -----------
     Total current liabilities                                        1,964,024

LONG-TERM NOTES PAYABLE                                                  18,568


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 3,422,173 shares issued and 3,098,326 outstanding       34,221
   Preferred stock - Class A, $.01 par value, 3,303,375 shares
     authorized, issued and outstanding                                  33,034
   Preferred stock - Class B, convertible, $.01 par value,
     1,000,000 shares authorized
     Series A - 575,000 shares outstanding                            1,150,000
     Series B - 31,290 shares outstanding                             1,783,935
   Paid-in capital                                                    7,892,407
   Treasury stock, 323,847 shares, at cost                              (75,000)
   Retained earnings (deficit)                                      (12,067,180)
                                                                    -----------
     Total stockholders' equity                                      (1,248,583)
                                                                    -----------
                                                                    $   734,009
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
                                                  ===========       ===========

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                     2000           1999
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                        $ 323,524       $ 383,107
   Cash paid to suppliers and employees                            (473,214)       (477,059)
   Interest paid                                                    (11,375)         (3,746)
                                                                  ---------       ---------
             Net cash used by operating activities                 (161,065)        (97,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (33,661)         (8,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on bank overdraft, net                                   (19,371)        (31,567)
   Net proceeds from demand notes payable to related parties        182,000         135,500
   Payments on notes payable                                         (2,154)         (1,528)
   Proceeds from new borrowings                                      21,497              --
   Proceeds from common stock options exercised                      12,968              --
                                                                  ---------       ---------
     Net cash provided by financing activities                      194,940         102,405
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH                                         214          (3,888)

CASH, beginning of period                                               661           5,526
                                                                  ---------       ---------

CASH, end of period                                               $     875       $   1,638
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




                                   Continued
                                       6

                           VITAL LIVING PRODUCTS, INC.

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                        2000           1999
                                                                     ---------       ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   USED BY OPERATING ACTIVITIES:
     Net income (loss)                                               ($199,214)      ($286,046)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Depreciation and amortization                                 26,682          25,455
          Services provided at no charge by stockholder                  8,852           8,285
          (Increase) decrease in accounts receivable                   (60,949)         24,025
          (Increase) decrease in inventory                                 973         (91,303)
          Decrease in prepaid expenses                                      --           4,881
          Increase in trade accounts payable                            93,072          71,581
          Increase in accrued interest payable to related party          1,040         132,390
          Increase in accrued payroll and payroll taxes                 20,812           2,959
          Increase (decrease) in other accrued liabilities             (52,333)         10,075
                                                                     ---------       ---------
             Net cash used by operating activities                   ($161,065)       ($97,698)
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


4. RESTATEMENT OF STOCKHOLDERS' EQUITY ACCOUNTS:

       Subsequent to the original issuance of its financial statements as of March 31, 2000, the Company has revised its financial statements as of December 31, 1999. The effect of this revision is to increase the beginning retained earnings deficit as of January 1, 2000 by $3,461,504 and increase paid-in capital at that date by the same amount. The effect of this change on the Company's balance sheet as of March 31, 2000, is to increase those same accounts by $3,461,504 over the balances originally presented. These revisions do not change total stockholders' equity.

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


         Primarily as a result of our securing a five year contract with a test strip provider, which enabled us to obtain test strips at a lower cost, the absence of research and development costs and improvements in operating efficiencies made possible by our increased production of PurTest(R) products, gross margin increased to 25% in the first quarter of 2000 from 17% in the first quarter of 1999. We would anticipate continued improvement in operating efficiencies, and therefore in gross margin, to the extent we are able to execute our strategy of expanding distribution of our Pur-Test(R) products. Any such improvement would, however, be offset to the extent we incur research and development costs in connection with the expansion of our Pur-Test(R) product line.


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


         Net loss for the first quarter of 2000, was $199,214, compared to net loss for the first quarter of 1999 of $286,046. Net loss improved primarily because of a decrease in interest expenses from $136,136 in the first quarter of 1999 to $12,415 in the first quarter of 2000. Interest expense was reduced as a result of the elimination during 1999 of debt owed to C. Wilbur Peters, Chairman of our board. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.


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


                                           VITAL LIVING PRODUCTS, INC.




Date:  July 31, 2000                       By: /s/ C. Larry Pratt
                                               --------------------------------
                                                   C. Larry Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT



Exhibit No.           Exhibit Description
-----------           -------------------

         27           Financial Data Schedule (filed in electronic format only)