Form 10QSB
period 2000-06-30
VITAL LIVING PRODUCTS INC
filed 2000-08-14
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission File Number: 19910
                                                 ------

                           VITAL LIVING PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           56-1683886
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    5001 SMITH FARM ROAD, MATTHEWS, NC 28104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (704) 821-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No  [ ]

State the number of shares outstanding of each of the issuer's classes of Common Stock as of August 7, 2000.

              Common Stock, $0.01 par value . . . . . . . . .  3,098,326

PART I

ITEM 1. FINANCIAL STATEMENTS

                         CONDENSED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2000

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

                          VITAL LIVING PRODUCTS, INC.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                 JUNE 30, 2000


                                     ASSETS


CURRENT ASSETS:
   Cash                                                                            $    400
   Accounts receivable, less allowance for doubtful accounts of $13,613             335,239
   Installment accounts receivable                                                   29,245
   Inventory                                                                        311,371
                                                                                   --------
     Total current assets                                                           676,255

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                    43,067
   Warehouse equipment                                                               95,378
   Computer equipment                                                               133,578
   Vehicles                                                                         121,329
   Water service equipment                                                          431,942
   Leasehold improvements                                                            22,557
                                                                                   --------
                                                                                    847,851
   Less accumulated depreciation                                                    685,947
                                                                                   --------
     Net property and equipment                                                     161,904

OTHER ASSETS                                                                         16,838
                                                                                   --------
                                                                                   $854,997
                                                                                   ========

                          VITAL LIVING PRODUCTS, INC.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                 JUNE 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Bank overdrafts                                                              $    27,506
   Trade accounts payable                                                           149,240
   Accrued interest payable to related party                                         12,911
   Demand notes payable to related parties                                          876,252
   Accrued dividends                                                              1,104,000
   Accrued payroll and payroll taxes                                                 35,729
   Current portion of long-term notes payable                                        18,554
   Other accrued liabilities                                                         20,690
                                                                                -----------
     Total current liabilities                                                    2,244,882

LONG-TERM NOTES PAYABLE                                                              15,069


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
     3,422,173 shares issued and 3,098,326 outstanding                               34,221
   Preferred stock - Class A, $.01 par value, 3,303,375 shares
     authorized, issued and outstanding                                              33,034
   Preferred stock - Class B, convertible, $.01 par value, 1,000,000 shares authorized
     Series A - 575,000 shares outstanding                                         1,150,000
     Series B - 31,290 shares outstanding                                          1,783,935
   Paid-in capital                                                                 7,918,805
   Treasury stock, 323,847 shares, at cost                                           (75,000)
   Retained earnings (deficit)                                                   (12,249,949)
                                                                                ------------
     Total stockholders' equity                                                   (1,404,954)
                                                                                ------------
                                                                                $    854,997
                                                                                ============

                          VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                   Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                                 2000             1999               2000             1999
                                                             -----------       -----------       -----------       -----------
REVENUES:
   Product sales                                             $   414,926       $   349,858       $   713,443       $   598,283
   Service revenues                                               91,607           105,429           181,308           214,494
                                                             -----------       -----------       -----------       -----------
     Total revenues                                              506,533           455,287           894,751           812,777

COST OF GOODS SOLD:
   Direct material costs                                         210,470           162,552           369,921           300,010
   Labor, taxes and fringes                                       86,386            71,725           160,480           150,737
   Travel, vehicle and other costs                                28,802            30,033            62,182            61,270
   Research and development costs                                     --            10,368                --            37,368
   Depreciation                                                   23,389            23,298            46,548            46,510
                                                             -----------       -----------       -----------       -----------
     Total cost of goods sold                                    349,047           297,976           639,131           595,895
                                                             -----------       -----------       -----------       -----------

GROSS MARGIN                                                     157,486           157,311           255,620           216,882

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
   Salaries, taxes and fringes                                   104,100            82,805           201,184           170,984
   Sales commissions and brokerage costs                          35,803            34,062            61,811            52,384
   Marketing, advertising and promotion expenses                  44,541            43,945            88,455           105,440
   Travel and vehicle costs                                       18,212             7,641            23,604            16,357
   Professional fees and costs                                    46,775            43,851           120,400            48,181
   Bad debt expense                                                1,712              (346)            1,992                24
   Office and telephone costs                                     29,447            26,480            59,525            49,918
   Depreciation and amortization                                   3,764             2,362             7,287             4,605
   Insurance and other expenses                                    4,761             5,211            11,244             9,190
                                                             -----------       -----------       -----------       -----------
     Total selling, general and administrative expenses          289,115           246,011           575,502           457,083

INCOME (LOSS) FROM OPERATIONS                                   (131,629)          (88,700)         (319,882)         (240,201)
                                                             -----------       -----------       -----------       -----------

OTHER REVENUES (EXPENSES):
   Interest expense                                              (17,979)         (139,245)          (30,394)         (275,381)
   Other                                                           1,339             1,832             2,793             3,423
                                                             -----------       -----------       -----------       -----------
     Total other revenues (expenses)                             (16,640)         (137,413)          (27,601)         (271,958)
                                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                           (148,269)         (226,113)         (347,483)         (512,159)

INCOME TAX (PROVISION) BENEFIT                                        --                --                --                --
                                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                            $  (148,269)      $  (226,113)      $  (347,483)      $  (512,159)
                                                             ===========       ===========       ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE                         $     (0.06)      $     (0.08)      $     (0.14)      $     (0.19)
                                                             ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     3,098,326         2,996,451         3,089,836         2,996,451
                                                             ===========       ===========       ===========       ===========

                          VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                                    2000            1999             2000              1999
                                                                  ---------       ---------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                        $ 398,317       $ 473,853       $   721,842       $   856,960
   Cash paid to suppliers and employees                            (653,828)       (579,662)       (1,127,043)       (1,056,721)
   Interest paid                                                     (9,817)        (12,850)          (21,192)          (16,596)
                                                                  ---------       ---------       -----------       -----------
             Net cash used  by operating activities                (265,328)       (118,659)         (426,393)         (216,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (1,591)        (26,592)          (35,252)          (35,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on bank overdraft, net                                     8,251           3,847           (11,120)          (27,720)
   Net proceeds from demand notes payable to related parties        256,500         143,000           438,500           278,500
   Payments on notes payable                                         (3,307)         (1,544)           (5,461)           (3,072)
   Proceeds from new borrowings                                       5,000              --            26,497                --
   Proceeds from common stock options exercised                          --              --            12,968                --
                                                                  ---------       ---------       -----------       -----------
     Net cash provided by financing activities                      266,444         145,303           461,384           247,708
                                                                  ---------       ---------       -----------       -----------

NET INCREASE (DECREASE)  IN CASH                                       (475)             52              (261)           (3,836)

CASH, beginning of period                                               875           1,638               661             5,526
                                                                  ---------       ---------       -----------       -----------

CASH, end of period                                               $     400       $   1,690       $       400       $     1,690
                                                                  =========       =========       ===========       ===========


NONCASH TRANSACTIONS:
 Preferred Class B, Series A dividends of $69,000 were accrued during each of the six month periods ended June 30, 2000 and 1999.

 Certain salaries to Company employees totalling $17,704 and $16,570 were paid by a stockholder during the six month periods ended June 30, 2000 and 1999, respectively.

 In June 1999, approximately $2,150,000 of capital lease obligations and related accrued interest along with accrued interest on a demand note payable were all forgiven by the related party to whom these amounts were owed.

 Options were granted to nonemployees for services provided on April 30, 2000. The value of the options was approximately $17,500.


                                  Continued

                          VITAL LIVING PRODUCTS, INC.

                                  (UNAUDITED)

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


RECONCILIATION OF NET INCOME (LOSS) TO                                       Three Months Ended               Six Months Ended
   NET CASH USED BY OPERATING ACTIVITIES:                                         June 30,                        June 30,
                                                                             2000           1999            2000            1999
                                                                          ---------       ---------       ---------       ---------
    Net income (loss)                                                     $(148,269)      $(226,113)      $(347,483)      $(512,159)
    Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
         Depreciation and amortization                                       27,153          25,660          53,835          51,115
         Services provided at no charge by stockholder                        8,852           8,285          17,704          16,570
         Services provided by nonemployees in exchange
            for stock options                                                17,546              --          17,546              --
         (Increase) decrease in accounts receivable                        (114,753)         16,737        (175,702)         40,762
         Increase in inventory                                              (32,272)        (14,056)        (31,299)       (105,359)
         Decrease in prepaid expenses                                            --           7,340              --          12,221
         Increase (decrease)  in trade accounts payable                     (29,414)        (65,469)         63,658           6,112
         Increase in accrued interest payable to related party                8,162         126,395           9,202         258,785
         Increase (decrease)  in accrued payroll and payroll tax             (1,883)          2,487          18,929           5,446
         Increase (decrease) in other accrued liabilities                      (450)             75         (52,783)         10,150
                                                                          ---------       ---------       ---------       ---------
            Net cash used  by operating activities                        $(265,328)      $(118,659)      $(426,393)      $(216,357)
                                                                          =========       =========       =========       =========

                          VITAL LIVING PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


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

2. COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:
       As shown in the accompanying financial statements the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of June 30, 2000.

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

3. RELATED PARTY TRANSACTIONS:
       Through June 30, 2000, the Company had approximately $476,200 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This line of credit provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. Interest accrued at June 30, 2000, was approximately $5,200. Interest expense on this note totals approximately $8,800 for the six months ended June 30, 2000.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO CONTAINED IN ITEM 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Revenues from operations for the second quarter of 2000 increased 19% to $414,926 from $349,858 for the second quarter of 1999. The increase in operating revenues was primarily the result of a 22% increase in sales of our PurTest(R) line of products, which grew from $250,271in the second quarter of 1999 to $306,271 in the second quarter of 2000. Sales of our PurTest(R) products improved principally as a result of the successful implementation of our efforts to expand distribution of such products at the retail level. Also contributing to the improvement in operating revenues was an increase in revenues from our water vending and misting operations up 7% from $86,569 in the second quarter of 1999 to $92,544 in the second quarter of 2000. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from the sales and service of water treatment equipment decreased 3% from $109,316 in the second quarter of 1999 to $106,527 in the second quarter of 2000.

         Gross margin was 31% in the second quarter of 2000, compared to 35% in the second quarter of 1999.

         Loss from operations only was $131,629 in the second quarter of 2000 compared to a loss of $88,532 in the second quarter of 1999. The principal expense item contributing to this increase in loss was salaries, taxes and fringes, which as a result of an increase in headcount were $104,100 in the second quarter of 2000, up from $82,805 in the second quarter of 1999.

         Net loss for the second quarter of 2000 was $148,269, compared to net loss for the second quarter of 1999 of $225,945. Net loss improved primarily because of a decrease in interest expenses from $139,245 in the second quarter of 1999 to $17,979 in the second quarter of 2000. Interest expense was reduced as a result of the elimination during 1999 of debt owed to C. Wilbur Peters, Chairman of our board. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Revenues from operations for the first six months of 2000 increased 10% to $894,751 from $812,777 for the first six months of 1999. The increase in operating revenues was primarily the result of a 21% increase in sales of our PurTest(R) line of products, which grew from $419,636 in the first six months of 1999 to $509,316 in the first six months of 2000. Sales of our PurTest(R) products improved principally as a result of the successful implementation of our efforts to expand distribution of such products at the retail level. Also contributing to the improvement in operating revenues was an increase in revenues from the sales and service of water treatment equipment up 11% from $213,300 in the first six months of 1999 to $235,945 in the first six months of 2000. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from our water vending and misting operations decreased 13% from $170,710 in the first six months of 1999 to $148,299 in the first six months of 2000.

         Primarily as a result of the absence of research and development costs and improvements in operating efficiencies made possible by our increased production of PurTest(R) products, gross margin increased to 29% in the first six months of 2000 from 27% in the first six months of 1999. We would anticipate continued improvement in operating efficiencies, and therefore in gross margin, to the extent we are able to execute our strategy of expanding distribution of our Pur-Test(R) products. Any such improvement would, however, be offset to the extent we incur research and development costs in connection with the expansion of our Pur-Test(R) product line.

         Loss from operations only was $319,882 in the first six months of 2000 compared to a loss of $240,033 in the first six months of 1999. The principal expense item contributing to this increase in loss was professional fees, primarily associated with our filing of a Registration Statement on Form 10-SB to register our common stock under the Securities Exchange Act of 1934, which were $120,400 in the first six months of 2000, up from $48,181 in the second quarter of 1999. We anticipate incurring a relatively high level of professional fees associated with our becoming a public reporting company.

         Net loss for the first six months of 2000 was $347,483, compared to net loss for the first six months of 1999 of $511,991. Net loss improved primarily because of a decrease in interest expenses from $275,381in the first six months of 1999 to $30,394 in the first six months of 2000. Interest expense was reduced as a result of the elimination during 1999 of debt owed to C. Wilbur Peters, Chairman of our board. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, Chairman of our board, or entities controlled by Mr. Peters have funded our operations by lending money to us and by leasing equipment to us used in our business. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $400,000 at June 30, 2000. This note is payable on demand and bears interest at prime plus 2%. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. At June 30, 2000, the outstanding balance of that note was $476,200. Mr. Peters has no legal obligation to make advances upon that note.

         Net cash used by operating activities was $265,328 in the second quarter of 2000 and $118,659 in the second quarter of 1999. Net cash used by operating activities was $426,393 in the first six months of 2000 and $216,357 in the first six months of 1999. In all such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during 2000 and into 2001. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and advances on our current line of credit (which Mr. Peters is not obligated to make) will enable us to continue our operations through July 2001. No assurance can be given, however, that Mr. Peters will continue to advance funds under the line of credit, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        EXHIBIT NO.       DOCUMENT DESCRIPTION
        -----------       --------------------

        27 Financial Data Schedule (filed in electronic format only)


        (b)      Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITAL LIVING PRODUCTS, INC.

Date:  August 14, 2000                  By:       /s/ LARRY PRATT
                                            ----------------------------------
                                                 Larry Pratt
                                                 Vice President
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT

EXHIBIT NO.                   EXHIBIT DESCRIPTION
-----------                   -------------------

   27 Financial Data Schedule (filed in electronic format only)