Form 10QSB
period 2000-09-30
VITAL LIVING PRODUCTS INC
filed 2000-11-14
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to
                                                   -------    -------

Commission File Number:      0-30568
                         --------------

                           VITAL LIVING PRODUCTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                            56-1683886
     --------                                            ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                    5001 Smith Farm Road, Matthews, NC 28104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (704) 821-3200
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of Common Stock as of November 6, 2000.

              Common Stock, $0.01 par value . . . . . . . . . 3,098,326

PART I

ITEM 1.             FINANCIAL STATEMENTS


                         CONDENSED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2000

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

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000


                                     ASSETS

 CURRENT ASSETS:
   Cash                                                                            $    400
   Accounts receivable, less allowance for doubtful accounts of $11,015             241,287
   Installment accounts receivable                                                   26,706
   Prepaid expense                                                                   11,787
    Inventory                                                                       295,879
                                                                                   --------
      Total current assets                                                          576,059

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                    43,067
   Warehouse equipment                                                              103,131
   Computer equipment                                                               144,310
   Vehicles                                                                         113,955
   Water service equipment                                                          431,942
   Leasehold improvements                                                            22,557
                                                                                   --------
                                                                                    858,962
   Less accumulated depreciation                                                    704,758
                                                                                   --------
     Net property and equipment                                                     154,204

OTHER ASSETS                                                                         15,535
                                                                                   --------
                                                                                   $745,798
                                                                                   ========

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Bank overdrafts                                                                                $       35,652
   Trade accounts payable                                                                                120,969
   Accrued interest payable to related party                                                              11,093
   Demand notes payable to related parties                                                             1,002,252
   Accrued dividends                                                                                   1,138,500
   Accrued payroll and payroll taxes                                                                      31,897
   Current portion of long-term notes payable                                                             17,787
   Other accrued liabilities                                                                               1,140
                                                                                                  --------------
      Total current liabilities                                                                        2,359,290

LONG-TERM NOTES PAYABLE                                                                                   11,597


 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized; 3,422,173
     shares issued and 3,098,326 outstanding                                                              34,221
   Preferred stock - Class A, $.01 par value, 3,303,375 shares
      authorized, issued and outstanding                                                                  33,034
   Preferred stock - Class B, convertible, $.01 par value, 1,000,000 shares authorized
     Series A -  575,000 shares outstanding                                                            1,150,000
     Series B - 31,290 shares outstanding                                                              1,783,935
   Paid-in capital                                                                                     7,953,349
   Treasury stock, 323,847 shares, at cost                                                               (75,000)
   Retained earnings (deficit)                                                                       (12,504,628)
                                                                                                  --------------
     Total stockholders' equity                                                                       (1,625,089)
                                                                                                  --------------
                                                                                                  $      745,798
                                                                                                  ==============

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     -------------------------     -----------------------------
                                                                        2000           1999            2000            1999
                                                                     ----------     ----------     ------------     ------------
 REVENUES:
   Product sales                                                     $  292,665     $  669,425     $  1,006,108     $  1,267,708
   Service revenues                                                     102,473        117,437          283,781          331,931
                                                                     ----------     ----------     ------------     ------------
      Total revenues                                                    395,138        786,862        1,289,889        1,599,639

COST OF GOODS SOLD:
   Direct material costs                                                154,361        295,545          524,282          595,555
   Labor, taxes and fringes                                              74,605         77,535          235,085          228,272
   Travel, vehicle and other costs                                       25,744         31,400           87,926           92,670
   Research and development costs                                            --          9,632               --           47,000
   Depreciation                                                          23,144         23,636           69,692           70,146
                                                                     ----------     ----------     ------------     ------------
     Total cost of goods sold                                           277,854        437,748          916,985        1,033,643
                                                                     ----------     ----------     ------------     ------------

GROSS MARGIN                                                            117,284        349,114          372,904          565,996

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
   Salaries, taxes and fringes                                           94,238         64,572          295,422          235,556
   Sales commissions and brokerage costs                                 26,645         37,809           88,456           90,193
   Marketing, advertising and promotion expenses                         99,640        159,559          188,095          264,999
   Travel and vehicle costs                                               7,928         12,021           31,532           28,378
   Professional fees and costs                                           40,171         19,688          160,571           67,869
   Bad debt expense                                                      (1,818)            20              174               44
   Office and telephone costs                                            38,173         30,122           97,698           80,040
   Depreciation and amortization                                          4,282          3,394           11,569            7,999
   Insurance and other expenses                                           4,348          5,054           15,592           14,244
                                                                     ----------     ----------     ------------     ------------
      Total selling, general and administrative expenses                313,607        332,239          889,109          789,322

 INCOME (LOSS) FROM OPERATIONS                                         (196,323)        16,875         (516,205)        (223,326)
                                                                     ----------     ----------     ------------     ------------

 OTHER REVENUES (EXPENSES):
    Interest expense                                                    (25,023)       (12,276)         (55,417)        (287,657)
    Other                                                                 1,167          1,314            3,960            4,737
                                                                     ----------     ----------     ------------     ------------
     Total other revenues (expenses)                                    (23,856)       (10,962)         (51,457)        (282,920)
                                                                     ----------     ----------     ------------     ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                  (220,179)         5,913         (567,662)        (506,246)

INCOME TAX (PROVISION) BENEFIT                                               --             --               --               --
                                                                     ----------     ----------     ------------     ------------

NET INCOME (LOSS)                                                    $ (220,179)    $    5,913     $   (567,662)    $   (506,246)
                                                                     ==========     ==========     ============     ============

BASIC INCOME (LOSS) PER COMMON SHARE                                 $    (0.08)    $    (0.01)    $      (0.22)    $      (0.20)
                                                                     ==========     ==========     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            3,098,326      2,996,451        3,092,666        2,996,451
                                                                     ==========     ==========     ============     ============

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
                                                                    ------------------------    ----------------------------
                                                                       2000          1999          2000            1999
                                                                    ----------    ----------    ------------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers and others                         $  491,946    $  521,644    $  1,213,787    $  1,378,604
    Cash paid to suppliers and employees                              (577,440)     (703,155)     (1,704,483)     (1,759,876)
    Interest paid                                                      (26,841)      (11,601)        (48,033)        (28,197)
                                                                    ----------    ----------    ------------    ------------
             Net cash used  by operating activities                   (112,335)     (193,112)       (538,729)       (409,469)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (19,220)      (10,153)        (54,472)        (45,340)
     Cash received from sale of fixed asset                              1,649            --           1,649              --
                                                                    ----------    ----------    ------------    ------------
                                                                       (17,571)      (10,153)        (52,823)        (45,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Draw on bank overdraft, net                                           8,145          (503)         (2,974)        (28,223)
   Net proceeds from demand notes payable to related parties           126,000       204,416         564,500         482,916
   Payments on notes payable                                            (6,542)       (1,558)        (12,003)         (4,630)
   Proceeds from new borrowings                                          2,303            --          28,800              --
   Proceeds from common stock options exercised                             --            --          12,968              --
                                                                    ----------    ----------    ------------    ------------
      Net cash provided by financing activities                        129,906       202,355         591,291         450,063
                                                                    ----------    ----------    ------------    ------------

NET DECREASE IN CASH                                                        --          (910)           (261)         (4,746)

CASH, beginning of period                                                  400         1,690             661           5,526
                                                                    ----------    ----------    ------------    ------------

CASH, end of period                                                 $      400    $      780    $        400    $        780
                                                                    ==========    ==========    ============    ============

NONCASH TRANSACTIONS:
  Preferred Class B, Series A dividends of $103,500 were accrued during each of the nine month periods ended September 30, 2000 and 1999.

  Certain salaries to Company employees totaling $26,555 and $24,855 were paid by a stockholder during the nine month periods ended September 30, 2000 and 1999, respectively.

  In June 1999, approximately $2,150,000 of capital lease obligations and related accrued interest along with accrued interest on a demand note payable were all forgiven by the related party to whom these amounts were owed.

  Options were granted to non-employees for services provided during the nine months ended September 30, 2000. The value of the options is approximately $43,000, which was recorded as an expense.


                                    Continued
                                        6

                           VITAL LIVING PRODUCTS, INC.

                                   (UNAUDITED)

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000


RECONCILIATION OF NET INCOME (LOSS) TO                                        Three Months Ended             Nine Months Ended
   NET CASH USED BY OPERATING ACTIVITIES:                                        September 30,                 September 30,
                                                                           ------------------------      ------------------------
                                                                             2000           1999           2000           1999
                                                                           ---------      ---------      ---------      ---------
Net income (loss)                                                          $(220,179)     $   5,913      $(567,662)     $(506,246)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
     Depreciation and amortization                                            27,427         27,029         81,262         78,144
     Gain sale of fixed assets                                                  (851)            --           (851)            --
     Services provided at no charge by stockholder                             8,852          8,285         26,556         24,855
     Services provided by non-employees in exchange
        for stock options                                                     25,691             --         43,237             --
     (Increase) decrease in accounts receivable                               96,491       (266,533)       (79,211)      (225,771)
     (Increase) decrease  in inventory                                        15,492         62,982        (15,807)       (42,377)
     (Increase) decrease in prepaid expenses                                 (11,787)        13,206        (11,787)        25,427
     Increase (decrease)  in trade accounts payable                          (28,272)       (19,659)        35,386        (13,547)
     Increase (decrease)  in accrued interest payable to related party        (1,818)           675          7,384        259,460
     Increase (decrease)  in accrued payroll and payroll taxes                (3,832)       (15,010)        15,097         (9,564)
     Increase (decrease) in other accrued liabilities                        (19,550)       (10,000)       (72,333)           150
                                                                           ---------      ---------      ---------      ---------
        Net cash used  by operating activities                             $(112,335)     $(193,112)     $(538,729)     $(409,469)
                                                                           =========      =========      =========      =========

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999


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

       These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB filed March 14, 2000, as amended. The Company follows the same accounting policies in preparation of interim reports.

       Results of operations for the interim periods are not indicative of annual results.


2.  COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:
       As shown in the accompanying financial statements the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of September 30, 2000.

       Management continues to focus on its marketing and sales of water testing kits, which represent a relatively new product line. Management believes that this new line will help the Company to achieve profitability. The Company's ultimate ability to become profitable, however, is contingent on its achieving significantly higher sales levels. Until that occurs and until the Company generates positive cash flow from operations, additional outside funding will continue to be required. The Company has in place a credit line with Mr. Wilbur Peters, a related party and stockholder, as discussed in Note 3. The Company anticipates that this credit line will provide the necessary funding it requires for the remainder of the year ending December 31, 2000. However, Mr. Peters is not required to make advances on such line of credit and as a result there is no guarantee that such funding will be available.

       The Company expects to require additional financing to fund its operations following January 1, 2001. Since February 2000, the Company has been exploring various financing alternatives, including obtaining an equity credit line, the sale of convertible debt securities, the private placement of its equity securities and obtaining additional loans from Mr. Peters. The Company has not received any commitments for additional financing and there is no assurance it will be able to obtain such financing.

       If the Company is unable to obtain any such additional necessary financing its financial condition and results of operations could be materially adversely affected and it may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3.  RELATED PARTY TRANSACTIONS:
       Through September 30, 2000, the Company had approximately $602,000 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This line of credit provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. Interest accrued at September 30, 2000, was approximately $7,300. Interest expense on this note totals approximately $23,200 for the nine months ended September 30, 2000.

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto contained in
Item 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Revenues from operations for the third quarter of 2000 decreased 50% to $395,138 from $786,862 for the third quarter of 1999. The decrease in operating revenues was primarily the result of a 64% decrease in sales of our PurTest(R) line of products, which fell from $585,575 in the third quarter of 1999 to $212,845 in the third quarter of 2000. Sales of our PurTest(R) products declined principally because in the third quarter of 1999 we had two large initial PurTest(R) orders from national chain stores of $362,261 and $30,609, respectively, and approximately $40,000 of initial orders for our newly introduced Pesticide test kit, whereas in the third quarter of 2000 we did not receive any similar orders. Excluding the two large orders and the initial pesticide test kit orders during the third quarter of 1999 described above, sales of our PurTest(R) products in such quarter were approximately $152,704 compared to sales of $212,845 in the third quarter of 2000. Also contributing to the drop in operating revenues was a decrease in revenues from our water vending and misting operations down 14% from $96,015 in the third quarter of 1999 to $82,548 in the third quarter of 2000 and a decrease in revenues from the sales and service of water treatment equipment down 13% from $114,403 in the third quarter of 1999 to $99,744 in the third quarter of 2000. Revenues from water vending and misting operations and the sale and service of water treatment equipment were down chiefly as a result of a shift in focus and resources toward development of our PurTest(R) line of products.

         Gross margin was 30% in the third quarter of 2000 compared to 44% in the third quarter of 1999.

         Primarily as a result of the 50% decrease in revenues noted above and an increase in professional fees, primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) which were $40,171 in the third quarter of 2000, up from $19,688 in the third quarter of 1999, loss from operations only was $196,323 in the third quarter of 2000 compared to income of $16,875 in the third quarter of 1999.

         Primarily as a result of the 50% decrease in revenues noted above and an increase in interest expense up from $12,276 in the third quarter of 1999 to $25,023 in the third quarter of 2000, net loss for the third quarter of 2000 was $220,179 compared to net income for the third quarter of 1999 of $5,913.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

         Revenues from operations for the first nine months of 2000 decreased 19% to $1,289,889 from $1,599,639 for the first nine months of 1999. The decrease in operating revenues was primarily the result of a 28% decrease in sales of our PurTest(R) line of products, which fell from $1,005,211 in the first nine months of 1999 to $722,161 in the first nine months of 2000. Sales of our PurTest(R) products declined principally because in the third quarter of 1999 we had two large initial PurTest(R) orders from national chain stores of $362,261 and $30,609, respectively, and approximately $40,000 of initial orders for our newly introduced Pesticide test kit, whereas in the third quarter of 2000 we did not receive any similar orders. See discussion of PurTest(R) sale above under Results of Operations For the Quarters Ended September 30, 1999 and September 30, 2000. Also contributing to the drop in operating revenues was a decrease in revenues from our water vending and misting operations down 13% from $266,726 in the first nine months of 1999 to $230,847 in the first nine months of 2000 mitigated by an increase in revenues from the sales and service of water treatment equipment up 2% from $327,703 in the first nine months of 1999 to $334,880 in the first nine months of 2000. Revenues from water vending and misting operations were down chiefly as a result of a shift in focus and resources toward development of our PurTest(R) line of products.

         Gross margin was 29% in the first nine months of 2000 compared to 35% in the first nine months of 1999.

         Principally as a result of the 19% decrease in revenues noted above and an increase in professional fees, primarily associated with our filing of a Registration Statement on Form 10-SB to register our common stock under the Securities Exchange Act of 1934, which were $160,571 in the first nine months of 2000, up from $67,869 in the first nine months of 1999, loss from operations only was $516,205 in the first nine months of 2000 compared to a loss of $223,326 in the first nine months of 1999.

         Primarily as a result of the decrease in revenues and the increase in professional fees noted above being partially offset by a decrease in interest expense from $287,657 in the first nine months of 1999 to $55,417 in the first nine months of 2000, net loss for the first nine months of 2000 was $567,662, compared to net loss for the first nine months of 1999 of $506,246. Interest expense was reduced as a result of the elimination during 1999 of debt owed to
C. Wilbur Peters, Chairman of our board. On September 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, Chairman of our board, or entities controlled by Mr. Peters, have funded our operations by lending money to us and by leasing to us equipment used in our business. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $400,000 at September 30, 2000. This note is payable on demand and bears interest at prime plus 2%. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. At September 30, 2000, the outstanding balance of that note was approximately $602,000. Mr. Peters has no legal obligation to make advances upon that note.

         Net cash used by operating activities was $112,335 in the third quarter of 2000 and $193,112 in the third quarter of 1999. Net cash used by operating activities was $538,729 in the first nine months of 2000 and $409,469 in the first nine months of 1999. In all such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during 2000 and into 2001. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and advances on our current line of credit (which Mr. Peters is not obligated to make) will enable us to continue our operations through December 31, 2000. No assurance can be given, however, that Mr. Peters will continue to advance funds under the line of credit, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and we may be unable to continue as a going concern.

         We expect to require additional financing to fund our operations following January 1, 2001. Since February 2000 we have been exploring various financing alternatives, including obtaining an equity credit line, the sale of convertible debt securities, the private placement of our equity securities and obtaining additional loans from Mr. Peters. We have not yet received any commitments for additional financing and there is no assurance we will be able to obtain such financing. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and we may be unable to continue as a going concern.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements in this report as to projections of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in our markets including inflation; recession; increased competition from existing competitors and from any new entrants in our markets; any loss of key management personnel; changes in governmental regulations applicable to our business; and our inability to obtain the additional funding necessary to support our continued operations. See the discussion under Liquidity and Capital Resources above.

PART II

ITEM 1.           LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings. However, we are currently and may from time to time in the future become a party to various legal proceedings incidental to our business.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 10, 2000 and in connection with negotiations for an arrangement with a private equity firm to provide additional equity capital for us, we issued to such firm a warrant to purchase up to 350,000 shares of Common Stock at a purchase price per share of $0.594 and exercisable at any time from September 29, 2000 through August 10, 2005. Under its terms, the warrant terminated in the event we terminated the proposed arrangement prior to September 29, 2000. We so terminated the proposed arrangement on September 27, 2000 and the warrant is therefore terminated.

         On September 15, 2000 we entered into a consulting agreement with an investor relations firm pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 6,000 shares of Common Stock on each of December 15, 2000, March 15, 2001, June 15, 2001 and September 14, 2001 and a warrant to purchase up to 100,000 shares of Common Stock at a purchase price per share of $2.00. The warrant becomes exercisable for 25,000 shares on the date the closing price of our Common Stock exceeds $2.00, for an additional 25,000 shares on the date the closing price of our Common Stock exceeds $3.00, for an additional 25,000 shares on the date the closing price of our Common Stock exceeds $4.00 and for an additional 25,000 shares on the date the closing price of our Common Stock exceeds $5.00. The warrant expires on September 14, 2003.

         The securities described above were issued in reliance upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.  Document Description

         27           Financial Data Schedule (filed in electronic format only)


         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VITAL LIVING PRODUCTS, INC.



Date:  November 14, 2000                By:   /s/ Larry C. Pratt
                                            ------------------------------
                                             Larry C. Pratt
                                             Vice President
                                             (Principal Financial Officer)
                                             (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT



Exhibit No.      Exhibit Description
-----------      -------------------


         27      Financial Data Schedule (filed in electronic format only)