Form 10KSB40
period 2000-12-31
VITAL LIVING PRODUCTS INC
filed 2001-03-27
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

         Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ______________

                         Commission file number: 0-30568

                           VITAL LIVING PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      DELAWARE                                           56-1683886
------------------------                    -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

    5001 SMITH FARM ROAD, MATTHEWS, NC                          28104
---------------------------------------                       --------
(Address of principal executive offices)                      (Zip Code)

         Company's telephone number, including area code:  (704) 821-3200

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No
            ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $1,295,937. The aggregate market value of shares of the issuer's $.01 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of March 12, 2001 was $1,777,886.

         The number of issued and outstanding shares of the issuer's $.01 par value Common Stock, its only outstanding class of common equity, as of March 12, 2001 was 3,150,826 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:


                                                                         Parts Into Which
                      Incorporated Documents                               Incorporated
                      ----------------------                             ----------------
         Proxy Statement for the Annual Meeting of Shareholders to           Part III
         be held June 25, 2001


         Transitional Small Business Disclosure Format (Check one): Yes   No [X}
                                                                       ---

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Vital Living Products, Inc. (the "Company", which may be referred to as "we", "us" or "our"), was incorporated in North Carolina in January 1990. On December 23, 1991 the Company merged into a Delaware corporation bearing the same name as a result of which the Company became a Delaware corporation.

         We do business under the name American Water Service and sell a variety of water treatment and testing products and services, including home water test kits, water treatment equipment and high purity drinking water vended from machines placed at retail locations.

         We began as a manufacturer and distributor of two proprietary drinking water programs: The Drinking Water Machine(TM) and The Raindrop Shoppe(TM). The Drinking Water Machine(TM) was the first in-store water bottling program for grocery stores. The Raindrop Shoppe(TM) provided consumers with an in-store water vending program.

         In April 1992, we consummated an initial public offering of our shares of common stock at $3.25 per share. During the first twelve months of trading on the Nasdaq Stock Market our stock price fell to $.25 per share. The following year operational losses completely depleted all cash raised from the initial public offering.

         In March 1993, the chairman of our board, C. Wilbur Peters, made changes in management personnel, personally assumed the role of president and chief executive officer and began funding the Company's operations using his own financial resources. Soon thereafter, the Company halted placements of the unprofitable Drinking Water Machine(TM) and Raindrop Shoppe(TM) and began installing self-serve coin-operated water vending machines on revenue share programs with retailers.

         In March 1994, our common stock, trading as low as $.04 per share, ceased to be traded on the Nasdaq Stock Market. Since then it has been traded on the Nasdaq OTC Bulletin Board. Vending machine installations continued to grow, however, and in 1994 we began selling water treatment equipment for home and commercial use.

         In 1995 we began developing a line of home water test kits designed to enable consumers to test the safety and quality of their home's tap water. In late 1996 we launched the first of our PurTest(R) line of home water testing products, our PurTest(R) Bacteria test kit. By the fall of 1997 we had a comprehensive home water test kit product line on the market. Since then, because we believe the continued development of our PurTest(R) line of products offers the best opportunity to grow our business, it has been our primary focus.

WATER TESTING PRODUCTS

         We are currently the only U.S. provider of a comprehensive set of home water test kits. Our PurTest(R) line of test kits includes: PurTest(R) Bacteria, Nitrate, Nitrite; PurTest(R) Lead; PurTest(R) Iron Hardness Plus; PurTest(R) Pesticide; PurTest(R) Arsenic; and PurTest(R) Home Water Analysis Kit.

         Concern with the safety of water is growing in the United States as well as in other countries. According to a recent study conducted by the Water Quality Association, a water industry group, many Americans are concerned about their water and want to know more about what is in their water. In the

United States there are over 16 million private drinking wells which the Environmental Protection Agency (the "EPA") recommends be tested annually for nitrates and coliform bacteria and more frequently for pesticides if a problem is suspected. We developed our PurTest(R) line of home water test kits to provide people concerned with the safety of their water with an alternative to laboratory testing:

         - Our PurTest(R) Bacteria, Nitrate, Nitrite test kit utilizes EPA based methods to determine the absence or presence of coliform bacteria and instantly shows whether or not water is above or below the EPA safe standards for nitrates or nitrites. This test kit typically retails for around $13.00.

         - Our PurTest(R) Pesticide test kit tests for 13 triazine elements and produces results in less than eight minutes. This test kit typically retails for around $13.00.

         - Our PurTest(R) Iron Hardness Plus test kit instantly tests for eight items including iron, hardness, copper, nitrates, nitrites, chlorine, water pH, and alkalinity. This test kit typically retails for around $6.00.

         - Our PurTest(R) Lead test kit detects lead down to the EPA safe standard of 15 ppb (parts per billion) and produces results in less than one hour. This test kit typically retails for around $15.00.

         - Our PurTest(R) Arsenic test kit detects arsenic down to the World Health Organization safe standard of 10 ppb (parts per billion) and produces results in minutes. This test kit typically retails for around $13.00.

         - Our comprehensive PurTest(R) Home Water Analysis kit includes the Bacteria, Nitrate, Nitrite kit, Iron Hardness Plus kit, and Lead test kit, allowing the user to screen water for 12 contaminants and conditions without needing to use a laboratory. This comprehensive test kit typically retails for around $30.00.

         We market our PurTest(R) line of products as a quick and inexpensive alternative to laboratory testing. Recommended uses include initial and regular follow-up testing to ensure continued water safety as well as testing following the installation of water treatment products to verify treatment effectiveness. Each of our test kits includes a toll-free number the customer can call to obtain free advice from our trained employees regarding water safety and available water treatment products.

         PurTest(R) products are available through our website (www.purtest.com) and nationwide at retailers including Ace Hardware, Do It Best, Lowe's, Menards, Meijers and many Home Depots, as well as water treatment dealers, water well drillers and other independent retailers and building centers. Through various international distributors, PurTest(R) products are sold internationally in 18 countries.

         We manufacture some component parts for PurTest(R) products ourselves. Other components are manufactured for us to our specifications by various suppliers. The principal active components are test strips, chemicals and powders designed to react with water samples. The test strips, chemicals and powders contain compounds that cause the test strip or water sample to change color to indicate the amount of the items being tested that is contained in the sample.

         Some of these test strips, chemicals and powders are supplied to us on an exclusive basis pursuant to marketing and manufacturing agreements we have entered into with four different suppliers which prohibit the supplier from selling them to other manufacturers or directly to consumers. We consider such exclusive arrangements to be important because of the time and effort invested in locating such suppliers, developing specifications and coordinating product development with such suppliers, and to keep competitors from obtaining the benefit of our product development work without making such investment themselves. We have one contract with a supplier of test strips which has a five-year term expiring in July 2004 and which automatically renews for one year terms unless it is terminated at least 60 days prior to its expiration. The remaining three contracts, each with a supplier of powder, are intended to be long-term but permit the supplier to terminate on 120 days notice. However, if any such contract is so terminated the supplier is required to provide us with all technical information necessary for us to either produce the powder ourselves, or have another supplier produce the powder for us.

         All component parts we use, including those supplied to us on an exclusive basis, can be purchased from other manufacturers. We believe the arrangements we have developed with our suppliers are adequate to meet our current needs. There can be no assurance, however, that we could obtain component parts from other manufacturers on terms as favorable as those we have with our current suppliers. We assemble and package the final product at our facilities in Matthews, North Carolina.

WATER TREATMENT EQUIPMENT AND SERVICES

         We also sell and service water treatment products for both home and office use. Our Puritron(TM) unit utilizes reverse osmosis technology to produce high purity drinking water at a location's primary drinking water faucet by filtering out contaminants such as dirt, sediment, dissolved solids, viruses, organic molecules, pesticides and chlorine. We sell Puritron(TM) units at wholesale to water treatment dealers for about $250 and will sell a unit to a retail customer with installation for around $600. We also offer Puritron(TM) service plans to customers for $20 to $30 per month. All new Puritron(TM) units we sell to consumers come with a five year limited warranty.

         Our PurGuard(R) unit utilizes ultraviolet technology to treat bacteria in water and is designed to treat water at its entry point into a household so that treated water is available throughout the household. We sell PurGuard(R) units at wholesale to water treatment dealers for between $200 and $300 and will sell a unit to a retail customer with installation for between $600 and $800. We also offer PurGuard(R) service plans to customers for $19.95 per month. All new PurGuard(R) units we sell come with a seven year limited warranty.

         We also offer a complete line of point of entry water treatment products including among other items softeners, neutralizers and iron filters and sell other water treatment products including replacement bulbs and filters and American Aqua(R) brand counter-top and shower head filtration products. We offer financing on the installed water treatment products we sell to customers with satisfactory credit ratings.

         On a parts and labor basis, within the greater Charlotte, North Carolina region we service all water treatment products we sell as well as all other water treatment products available on the market.

         Because we install and service most water treatment units we sell directly, our retail water treatment equipment business is limited geographically primarily to the greater Charlotte, North Carolina region. However, our full line of water treatment products is available for purchase though our website and our PurGuard(R) line of products is sold nationwide by Lowe's and by many water treatment dealers.

         We assemble some of our water treatment units at our facilities in Matthews, North Carolina. Other units are built for us to our specifications by various suppliers. We believe other sources of supply for such products are available and therefore do not believe the loss of any one of our current suppliers would have a material adverse effect on our operations.

VENDING MACHINES AND MISTING SYSTEMS

         We also sell drinking water dispensed to consumers through self-service vending machines as well as high purity water used by grocery stores in produce-misting systems. Our vending machines dispense high quality, low priced drinking water under the brand name "America's Purist Water." We charge around $.35 per gallon for water dispensed by our machines.

         We place our vending machines inside or outside retail stores and have revenue sharing arrangements with the stores. Establishments with whom we have such agreements include K-Mart, Harris Teeter, Kroger, Winn Dixie and Family Dollar. In some locations, in addition to vending water to consumers, our machines are used to purify water used in produce-misting systems we maintain for grocers. In other locations, we place machines used solely to provide water for produce-misting systems.

         Our vending machines utilize a combination of reverse osmosis, activated carbon, sediment filtration and/or ultra violet disinfection to process and treat water.

         We had approximately 150 vending and misting units in operation as of December 31, 2000 placed in various locations in Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

         Our water vending and misting units are built for us to our specifications by various suppliers. We believe other sources of supply are available and therefore do not believe the loss of any one of our current suppliers would have a material adverse effect on our operations.

MAJOR CUSTOMERS

         Sales to two major customers comprised approximately 16% and 10% of our total 2000 sales. Sales to three major customers comprised approximately 18%, 13% and 13% of our total 1999 sales.

COMPETITION

         While there are various companies that offer home water testing kits that compete directly with one or more of our individual PurTest(R) products, our PurTest(R) product line is the most comprehensive set of home water test kits available to U.S. retailers and consumers. Because we are able to offer retailers the ability to purchase a comprehensive line of products from a single supplier we believe retailers are more likely to purchase product from us so they may avoid having to deal with multiple suppliers. By adding to their product offerings, however, other firms could develop similarly comprehensive lines of products. Also, companies not currently involved in the home water test kit market could enter it by developing competing lines of products. Potential competitors could include larger companies which have greater financial, development, marketing and distribution resources than we do.

         In addition, laboratory testing which is available nationwide competes directly with our water test kit business. In many locations, laboratory testing is offered by health departments and other governmental agencies or by local commercial laboratories that will test water for a fee. There are also a number of laboratories that offer mail-order water testing services. In many areas water treatment equipment dealers offer free home water testing as a part of their marketing efforts.

         We believe our home water test kits offer significant competitive advantages over laboratory testing. Our test kits are generally less expensive than other available testing services and are also more convenient since the user performs the test right at the source without needing to bring or mail a sample to a laboratory or schedule an appointment with a technician. Our PurTest(R) products also generally produce results much more quickly than laboratory alternatives. Because PurTest(R) products are utilized at the home there is no danger of sample contamination as can happen when samples are sent through the mail to laboratories. Also, users of our PurTest(R) products, unlike users of the free water testing performed by water treatment dealers, can quickly and inexpensively test their water without being subject to any unwanted sales pitch.

         The water treatment industry is highly competitive. Our water treatment equipment business competes with many local, regional and national water treatment dealers and their franchisees. Some of our competitors are larger companies which have significantly greater resources than we do. We believe that because our current supply arrangements are favorable we are able to offer more competitive prices on our water treatment products than many of our competitors and that our PurGuard(R) unit features technology superior to that of many competing products. We also believe our ability to service all makes and models of water treatment equipment gives us a competitive advantage over many other water treatment equipment servicers.

         Our water vending business competes in the non-sparkling segment of the highly competitive bottled water market with companies that deliver water to homes and offices, off-the-shelf marketers and other vending machine operators as well as with water treatment products similar to our Puritron(TM) and PurGuard(R) units available on the market. Many of our vending business's competitors, including water vending companies like Glacier Water Services (Glacier), as well as bottled water companies like the Perrier Group (Poland Spring), have significantly greater resources than we do. In addition, there are a number of smaller companies that place water vending machines in territories we serve and compete directly with our vending business. Because our vending business's primary competitive advantage over water delivery services and off-the-shelf marketers is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from our vending machines.

REGULATION

         The water industry is subject to a variety of federal, state and local laws and regulations. Various state laws and regulations require us to obtain licenses for our vending machines, pay annual license and inspection fees, comply with certain detailed design and quality standards regarding our vending machines and our vended water, and continuously control the quality of our vended water. In some states our vending machines are subject to routine and random state-conducted regulatory quality inspections. Installation of our water treatment products is generally subject to local plumbing codes. Although we believe we are operating in substantial compliance with these laws and regulations, they and their interpretations and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Failure to comply with such current or future laws and regulations could result in the imposition of fines, a temporary shutdown of our vending operations, the loss of certification to sell our vended water or, even in the absence of governmental action, a reduction in our profit margins based on increases in licensing or inspection fees payable by us or other additional compliance costs.

EMPLOYEES

         As of December 31, 2000, we had a total of 18 full time employees and one part time employee. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

         Our principal office and operating facilities are located in Matthews, North Carolina, in a building that we lease. The building, which contains approximately 2,300 square feet of office and 10,700 square feet of warehouse space, is in good condition. Our lease is for a term ending March 31, 2002, subject to extension at our option for an additional two years, at a monthly rate of $3,400. We believe that our current facilities will be adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available if needed.

ITEM 3.           LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings. However, we are currently and may from time to time in the future become a party to various legal proceedings incidental to our business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.
                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         As of March 12, 2001, the Company had issued and outstanding 3,150,826 shares of common stock held by approximately 153 holders of record.

         From March 1994 through May 2000 our common stock was quoted on the Nasdaq OTC Bulletin Board under the symbol "VLPI". From May 2000 through September 2000 our common stock was quoted in the "pink sheets" maintained by the National Quotation Bureau, LLC. Since September 2000 our common stock has been quoted on the Nasdaq OTC Bulletin Board. The range of high and low sales prices for the common stock as quoted on the OTC Bulletin Board or in the "pink sheets" are listed below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 1999:          Quarter Ended:
----------------           -------------
First Quarter              March 31, 1999             $0.75     $0.25
Second Quarter             June 30, 1999              $0.56     $0.40
Third Quarter              September 30, 1999         $0.69     $0.44
Fourth Quarter             December 31, 1999          $3.00     $0.44


Fiscal Year 2000:          Quarter Ended:
----------------           -------------
First Quarter              March 31, 2000             $3.38     $1.75
Second Quarter             June 30, 2000              $2.06     $0.88
Third Quarter              September 30, 2000         $1.50     $0.55
Fourth Quarter             December 31, 2000          $1.38     $0.50

         We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our Certificate of Incorporation provides that we may not pay dividends on our common stock unless we have first paid all accrued dividends on our Series A, Class B preferred stock and have first paid dividends of $12.00 per share during the calendar year on our Series B, Class B preferred stock. Accrued dividends on our Series A, Class B preferred stock totaled $1,150,000 at December 31, 2000, and no dividends have been paid on our Series B, Class B preferred stock during 2001 through March 2001. Additionally, under the terms of certain Secured Convertible Debentures issued by us on February 23, 2001, so long as such debentures remain outstanding we are prohibited from paying any dividends on our common stock without the consent of the holders of such debentures. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the restrictions described above, our earnings, financial conditions, operating results and current and anticipated cash needs.

         On December 1, 2000 we entered into a consulting agreement with a financial advisor pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 52,500 shares of our common stock. Such shares were issued on March 5, 2001.

         The securities described above were issued in reliance upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering.

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto attached hereto beginning at page 12.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
2000

         Increasing sales of our PurTest(R) line of products was our primary focus in 1999 and 2000. We sought to increase sales primarily by developing relationships with regional chain stores like Meijers which began selling PurTest(R) products in the summer of 1999 and national chain stores like Menards, which began selling PurTest(R) products in September 1999. We also sought to increase consumer awareness of PurTest(R) products by obtaining endorsements from organizations like the American Quality Institute, which awarded the PurTest(R) product line its "Consumer Product Award" for 1999 and 2000, and "Today's Homeowner" magazine which selected our PurTest(R) product line as one of its "Best New Products for 1999."

         Revenues from operations for 2000 decreased 15% to $1,658,035 from $1,947,021 in 1999. The decrease in operating revenues was primarily the result of a 21% decrease in sales of our PurTest(R) line of products, which fell from $1,196,090 in 1999 to $950,621 in 2000. Sales of our PurTest(R) products declined principally because in the third quarter of 1999 we had a large initial PurTest(R) order from a national chain store of $362,261, whereas in 2000 we did not receive any similar orders. Reorders for

PurTest(R) products from existing customers rose to approximately $800,000 in 2000 from approximately $650,000 in 1999. Revenues from the sales and service of water treatment equipment increased 4.4% from $411,563 in 1999 to $429,847 in 2000. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from our water vending and misting operations decreased 18% from $339,367 in 1999 to $277,569 in 2000.

         Primarily as a result of the decrease in sales of PurTest(R) products in 2000, gross margin decreased to 28% from 32% in 1999.

         Loss from operations increased to $722,456 in 2000 from $431,572 in 1999. Expense items contributing to this loss included payroll costs of $389,017 up 11% from $351,961 in 1999; sales and marketing costs for our PurTest(R) line totaling $256,326 in 2000, down 16% from $304,936 in 1999; and professional fees, primarily associated with our filing of a registration statement on Form 10-SB to register our common stock under the Securities Exchange Act of 1934 and our exploration of additional financing sources which were $216,712 in 2000, up from $91,161 in 1999. We anticipate incurring a relatively high level of professional fees associated with our becoming a public reporting company and our continued exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES).

         Net loss for 2000 was $793,761, compared to a net loss of $795,119 in 1999. Net loss was impacted by an increase in loss from operations which was $722,456 in 2000 compared to $431,572 in 1999 mitigated by a decrease in interest expense from $369,951 in 1999 to $77,329 in 2000. Interest expense was reduced as a result of the elimination during 1999 of debt owed to C. Wilbur Peters, Chairman of our board. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters.

         In February 2001 we issued to certain investors $225,000 of convertible debentures and warrants to purchase an aggregate of 150,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we will record approximately $225,000 of interest expense and additional paid in capital in the first quarter of 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities. In connection with the sale of the debentures we agreed to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. Upon the effectiveness of such registration statement we will issue to the investors an additional $225,000 of debentures and warrants to purchase an additional 150,000 shares of common stock. When we issue such debentures and warrants, which is expected to occur in the second quarter of 2001, we expect to record approximately $225,000 of interest expense and additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, chairman of our board, or entities controlled by Mr. Peters have funded our operations by lending money to us and by leasing equipment to us used in our business.

As of June 30, 1999 our total indebtedness to Mr. Peters for money borrowed and for accrued and unpaid amounts due under equipment leases was approximately $5,180,000. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,529 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. At December 31, 2000, the outstanding balance of that note was approximately $760,396. On February 21, 2001 Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $407,762 at December 31, 2000. On February 21, 2001 CTF, Inc. executed an amendment to the promissory note extending its term to February 23, 2003. This note bears interest at prime plus 2%. Additionally, during the first quarter of 2001 CTF, Inc. made total demand loans to the Company of $117,748. We have repaid in full all such demand loans.

         Pursuant to a Securities Purchase Agreement dated February 23, 2001 (the "Securities Purchase Agreement"), on such date we received a $225,000 private equity investment from several investment funds through the issuance of $225,000 aggregate principal amount of 12% Secured Convertible Debentures due February 23, 2002 (the "Debentures"), which are convertible into shares of our common stock at a conversion price of the lesser of $.278 and fifty percent of the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of conversion. In connection with the sale of the Debentures we also issued to the investors three-year warrants (the "Warrants") to purchase an aggregate of 150,000 shares of common stock at an exercise price equal to the lesser of $.229 and the average of the lowest three inter-day trading prices for our common stock during the ten trading day period ending one trading day prior to the date of exercise.

         In connection with the sale of the Debentures we also entered into a Registration Rights Agreement with the investors (the "Registration Rights Agreement") pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, upon the declaration of effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement and provided certain other customary closing conditions are satisfied, the investors will be obligated to purchase, and the Company shall be obligated to sell and issue to the investors, additional Debentures in the aggregate principal amount of $225,000 and additional Warrants to purchase an aggregate of 150,000 shares of common stock, with the closing of such purchase to occur within ten business days of the effective date of the registration statement.

         Net cash used by operating activities was $629,162 in 2000 and $242,333 in 1999. In both such years cash to fund such negative cash flows was obtained from the loans made to us by Mr. Peters described above. We do not expect positive cash flows from our operations during 2001 and into 2002. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and cash generated from the sale the Debentures described above will enable us to continue our operations through the summer of 2001. No assurance can be given, however, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. We expect to require additional financing to fund our operations at some point during the summer of 2001 and, to the extent that the Debentures have not been converted into shares of our common stock, we will require additional financing to repay the Debentures when due on February 23, 2002. However, the Securities Purchase Agreement requires us to obtain the consent of the investors party to that agreement prior to negotiating or contracting with any third party to obtain additional equity financing or debt financing with an equity component until 180 days after the effective date of the registration statement that we are required to file under the Registration Rights Agreement. We intend to explore various financing alternatives, including obtaining an equity credit line, the sale of convertible debt securities and the private placement of our equity securities. We have not yet received any commitments for additional financing and there is no assurance we will be able to obtain such financing. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and in order to continue as a going concern we might be required to substantially reduce expenses by among other things curtailing our efforts to increase sales of our PurTest(R) and PurGuard(R) product lines.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements in this report as to projections of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in our markets including inflation; recession; increased competition from existing competitors and from any new entrants in our markets; any loss of key management personnel; changes in governmental regulations applicable to our business; and the availability of additional funding necessary to support our operations.

ITEM 7.           FINANCIAL STATEMENTS


The following financial statements are included herein:

                                                              Page
                                                              ----
              Independent Auditor's Report                    F-1

              Balance Sheet                                   F-2

              Statement of Operations                         F-4

              Statement of Changes in Stockholders' Equity    F-5

              Statement of Cash Flows                         F-6

              Notes to Financial Statements                   F-8

WAGNER NOBLE & COMPANY
     CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Vital Living Products, Inc.

We have audited the accompanying balance sheet of Vital Living Products, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living Products, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Charlotte, North Carolina,                             Wagner Noble & Company
February 26, 2001.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS


 CURRENT ASSETS:
   Cash                                                                            $    400
   Accounts receivable, less allowance for doubtful accounts of $13,782             174,265
   Installment accounts receivable                                                   11,459
   Prepaid expense                                                                    2,987
   Inventory                                                                        291,986
                                                                                   --------
      Total current assets                                                          481,097

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                    43,067
   Warehouse equipment                                                              107,646
   Computer equipment                                                               190,816
   Vehicles                                                                         113,954
   Water service equipment                                                          429,158
   Leasehold improvements                                                            22,557
                                                                                   --------
                                                                                    907,198
   Less accumulated depreciation                                                    717,589
                                                                                   --------
     Net property and equipment                                                     189,609

 OTHER ASSETS:
   Installment accounts receivable                                                   12,137
   Deferred costs, net of accumulated amortization of $51,070                        19,157
                                                                                   --------
                                                                                     31,294
                                                                                   --------
                                                                                   $702,000
                                                                                   ========


The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
   Bank overdrafts                                                                                $      8,969
   Payable to related party                                                                             26,778
   Trade accounts payable                                                                              131,863
   Accrued interest payable to related parties                                                          17,198
   Demand note payable to related party                                                                 10,252
   Accrued dividends                                                                                 1,173,000
   Accrued payroll and payroll taxes                                                                    19,286
   Current portion of long-term notes payable                                                           13,253
    Other accrued liabilities                                                                           19,578
                                                                                                  ------------
      Total current liabilities                                                                      1,420,177

LONG-TERM NOTES PAYABLE:
   Notes payable to related parties                                                                  1,150,000
   Vehicle loans payable                                                                                8,659
                                                                                                  ------------
     Total long-term notes payable                                                                   1,158,659

REDEEMABLE PREFERRED STOCK, Class A, $.01 par value,
   3,303,375 shares authorized, issued and outstanding                                                  33,034

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
     3,422,173 shares issued and 3,098,326 outstanding                                                  34,221
   Preferred stock - Class B, convertible, $.01 par value, 1,000,000 shares authorized
     Series A - 575,000 shares outstanding                                                           1,150,000
     Series B - 31,290 shares outstanding                                                            1,783,935
   Paid-in capital                                                                                   7,962,201
   Treasury stock, 323,847 shares, at cost                                                             (75,000)
   Retained earnings (deficit)                                                                     (12,765,227)
                                                                                                  ------------
     Total stockholders' equity                                                                     (1,909,870)
                                                                                                  ------------
                                                                                                  $    702,000
                                                                                                  ============


The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                               2000                    1999
                                                                           -----------             -----------
REVENUES:
   Product sales                                                           $ 1,295,937             $ 1,521,004
   Service revenues                                                            362,098                 426,017
                                                                           -----------             -----------
      Total revenues                                                         1,658,035               1,947,021

COST OF GOODS SOLD:
   Direct material costs                                                       673,335                 747,137
   Labor, taxes and fringes                                                    321,006                 293,785
   Travel, vehicle and other costs                                             117,207                  82,812
   Lawsuit settlement costs                                                         --                  62,407
   Research and development costs                                                   --                  47,000
   Depreciation                                                                 81,187                  94,302
                                                                           -----------             -----------
     Total cost of goods sold                                                1,192,735               1,327,443
                                                                           -----------             -----------

GROSS MARGIN                                                                   465,300                 619,578

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
   Salaries, taxes and fringes                                                 389,017                 351,961
   Sales commissions and brokerage costs                                       115,527                 111,616
   Marketing, advertising and promotion expenses                               256,326                 304,936
   Travel and vehicle costs                                                     40,378                  47,051
   Professional fees and costs                                                 216,712                  91,161
   Bad debt expense                                                              3,413                   5,198
   Office and telephone costs                                                  128,659                 110,959
   Depreciation and amortization                                                16,999                  12,206
   Insurance and other expenses                                                 20,725                  16,062
                                                                           -----------             -----------
      Total selling, general and administrative expenses                     1,187,756               1,051,150

                                                                           -----------             -----------
INCOME (LOSS) FROM OPERATIONS                                                 (722,456)               (431,572)

OTHER REVENUES (EXPENSES):
    Interest expense                                                           (77,329)               (369,951)
    Other                                                                        6,024                   6,404
                                                                           -----------             -----------
     Total other revenues (expenses)                                           (71,305)               (363,547)
                                                                           -----------             -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                         (793,761)               (795,119)

INCOME TAX (PROVISION) BENEFIT                                                      --                      --
                                                                           -----------             -----------

NET INCOME (LOSS)                                                          $  (793,761)            $  (795,119)
                                                                           ===========             ===========

BASIC INCOME (LOSS) PER COMMON SHARE                                       $     (0.30)            $     (0.31)
                                                                           ===========             ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   3,094,081               2,996,451
                                                                           ===========             ===========


The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                           Common Stock
                                       ----------------------                           Retained      Class A      Class B
                                        Number of      $.01     Paid-in    Treasury     Earnings     Preferred    Preferred
                                         Shares     Par Value  Capital       Stock      (Deficit)      Stock       Stock
                                       ----------   --------- ----------   --------    ------------  ---------   ----------
BALANCE, December 31, 1998              3,320,298   $33,203   $4,376,961   ($75,000)   ($10,900,347)   $33,034   $1,150,000
Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                              --        --           --         --        (138,000)        --           --
Issue of Series B, Class B
  Preferred stock, 31,290 shares
   in exchange for debt                        --        --           --         --              --         --           --

Debt forgiveness                               --        --    3,461,504         --              --         --           --

Services provided at no charge by
  stockholder                                  --        --       33,140         --              --         --           --

Net loss for the year ended
   December 31, 1999                           --        --           --         --        (795,119)        --           --

                                        ---------   -------   ----------   --------    ------------    -------   ----------
BALANCE, December 31, 1999              3,320,298   $33,203   $7,871,605   ($75,000)   ($11,833,466)   $33,034   $1,150,000
                                        =========   =======   ==========   ========    ============    =======   ==========

Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                              --        --           --         --        (138,000)        --           --

Reclassification of Class A,
   preferred stock                             --        --           --         --              --    (33,034)          --

Services provided at no charge by
  stockholder                                  --        --       35,408         --              --         --           --

Options granted to non-employees for
  services provided                            --        --       43,238         --              --         --           --

Issue of common stock, 101,875 shares     101,875     1,018       11,950         --              --         --           --

Net loss for the year ended
   December 31, 2000                           --        --           --         --        (793,761)        --           --

                                        ---------   -------   ----------   --------    ------------    -------   ----------
BALANCE, December 31, 2000              3,422,173   $34,221   $7,962,201   ($75,000)   ($12,765,227)   $    --   $1,150,000
                                        =========   =======   ==========   ========    ============    =======   ==========


                                            CLASS B, SER B           TOTAL
                                              PREFERRED           STOCKHOLDERS'
                                                STOCK                EQUITY
                                            --------------        -------------
BALANCE, December 31, 1998                     $       --          ($5,382,149)
Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                      --             (138,000)
Issue of Series B, Class B
  Preferred stock, 31,290 shares
   in exchange for debt                         1,783,935            1,783,935

Debt forgiveness                                       --            3,461,504

Services provided at no charge by
  stockholder                                          --               33,140

Net loss for the year ended
   December 31, 1999                                   --             (795,119)

                                               ----------          -----------
BALANCE, December 31, 1999                     $1,783,935          ($1,036,689)
                                               ==========          ===========

Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                      --             (138,000)

Reclassification of Class A,
   preferred stock                                     --              (33,034)

Services provided at no charge by
  stockholder                                          --               35,408

Options granted to non-employees for
  services provided                                    --               43,238

Issue of common stock, 101,875 shares                  --               12,968

Net loss for the year ended
   December 31, 2000                                   --             (793,761)

                                               ----------          -----------
BALANCE, December 31, 2000                     $1,783,935          ($1,909,870)
                                               ==========          ===========


The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     2000                   1999
                                                                                  -----------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers and others                                       $ 1,654,136           $ 2,001,000
    Cash paid to suppliers and employees                                           (2,219,458)           (2,191,264)
    Interest paid                                                                     (63,840)              (52,069)
                                                                                  -----------           -----------
       Net cash used by operating activities                                         (629,162)             (242,333)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (82,946)              (54,740)
    Payments for trademarks and product design costs                                   (4,931)                   --
    Cash received from sale of fixed asset                                              1,642                    --
                                                                                  -----------           -----------
       Net cash used by investing activities                                          (86,235)              (54,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Draw on bank overdraft, net                                                        (29,657)               (8,844)
   Net proceeds from demand notes payable to related parties                          722,500               316,252
   Payments on notes payable                                                          (19,475)               (6,203)
   Proceeds from new borrowings                                                        28,800                    --
   Proceeds from common stock options exercised                                        12,968                    --
   Payments on obligations under capital leases payable to related party                   --                (8,997)
                                                                                  -----------           -----------
      Net cash provided by financing activities                                       715,137               292,208
                                                                                  -----------           -----------

NET DECREASE IN CASH                                                                     (261)               (4,865)

CASH, beginning of period                                                                 661                 5,526
                                                                                  -----------           -----------

CASH, end of period                                                               $       400           $       661
                                                                                  ===========           ===========


NONCASH TRANSACTIONS:
  Preferred Class B, Series A dividends of $138,000 were accrued during each year ended December 31, 2000 and 1999.

  Certain salaries to Company employees totaling $35,408 and $33,140 were paid by a stockholder during the year ended December 31, 2000 and 1999, respectively.

  In 1999, approximately $2,150,000 of capital lease obligations and related accrued interest plus accrued interest on a demand note payable were all forgiven by the related party to whom these amounts were owed.

  Options were granted to non-employees for services provided during the year ended December 31, 2000. The value of the options is approximately $43,000, which was recorded as an expense.

  Certain equipment purchases at a cost of approximately $26,000 remained in payables at year end December 31, 2000.


                                    Continued
                                       F-6

                           VITAL LIVING PRODUCTS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


RECONCILIATION OF NET INCOME (LOSS) TO
   NET CASH USED BY OPERATING ACTIVITIES:

                                                                                  2000                1999
                                                                                ---------           ---------
Net income (loss)                                                               $(793,761)          $(795,119)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
     Depreciation and amortization                                                 98,186             106,507
     Gain on sale of fixed assets                                                    (844)                 --
     Services provided at no charge by stockholder                                 35,408              33,140
     Services provided by non-employees in exchange
        for stock options                                                          43,238                  --
     (Increase) decrease in accounts receivable                                    (9,080)             52,773
     Increase in inventory                                                        (11,914)            (47,594)
     (Increase) decrease in prepaid expenses                                       (2,987)             28,247
     Increase in payable to related party                                           4,231                  --
     Increase in trade accounts payable                                            46,281               7,961
     Increase (decrease) in accrued interest payable to related party              13,489              (6,425)
     Increase (decrease) in accrued payroll and payroll taxes                       2,486             (18,624)
     Increase (decrease) in other accrued liabilities                             (53,895)             72,494
     Interest expense included in debt forgiveness                                     --             324,307
                                                                                ---------           ---------
        Net cash used by operating activities                                   $(629,162)          $(242,333)
                                                                                =========           =========


The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       NATURE OF BUSINESS - Vital Living Products, Inc. sells various water testing materials, including kits which test for lead, pesticides, bacteria, iron and other substances and conditions; vending machines, which dispense purified and filtered water at various locations, including grocery stores and shopping centers; and misting apparatus. It also sells and services water treatment equipment and water softeners and filters. The Company operates under the name American Water Service.

     RECEIVABLES, INSTALLMENT RECEIVABLES AND RESERVE FOR BAD DEBTS - The
         Company records amounts receivable for all earned revenues which have not been collected. Installment receivables result from installment equipment purchase contracts. These contracts generally have terms from 36 to 60 months, require interest payments calculated at 16% and require monthly installment payments of principal and interest. The purchased equipment under contract secures these receivables. The Company maintains an allowance for bad debts to reflect all receivables at estimated collectible balances.

       INVENTORY - Inventories include both raw materials and finished goods, each at first-in first-out cost, which is not in excess of market. The valuation of finished goods inventory includes the labor and overhead required for its production.

       PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost.
         Depreciation is provided by using both straight-line and accelerated methods over the estimated useful lives of the assets, which are:

         Office furniture and equipment               5 to 7 years
         Warehouse equipment                          7 years
         Computer equipment                           5 years
         Vehicles                                     5 years
         Water service equipment                      4 years
         Leasehold improvements                       39 years

       DEFERRED COSTS - The Company has incurred certain costs related to product design, patents and trademarks. Management believes that these costs will be recovered through future operations, and accordingly, has capitalized them as described in Note 6.

       REVENUE RECOGNITION - Service revenues are from equipment which is installed in customers' facilities. This equipment may be rented from month-to-month and service revenues are recognized as earned and billed monthly. Revenues from product sales are recognized when such products are sold and shipped to customers.

       WARRANTY COSTS - The Company sells certain water purification equipment subject to warranties which extend from five to seven years. Warranty costs are nominal and are recorded in the period in which they are incurred.

       MARKETING, ADVERTISING AND PROMOTION COSTS - The Company expenses all marketing, advertising and promotion costs as incurred.

       STOCK-BASED COMPENSATION - The Company has a compensatory stock option plan under which it grants options to employees and agents. As all options granted to employees are at exercise prices which are equal to or less than fair market value of the stock, the Company records no expense related to such grants. See Note 8. Stock options granted are valued using the Black Scholes valuation model and quoted prices for the Company's stock. When options are granted to non-employees, the transaction is accounted for based on the fair value of the consideration (goods and services) received or the fair value of the options granted, whichever is more reliably measurable.

       INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to certain related party payables not currently deductible for tax return purposes and to net operating loss carryforwards available to offset income in future years. The deferred tax assets represent the future tax return consequences of those differences. Valuation allowances are established, if necessary, to reduce the deferred tax assets to the amount that will more likely than not be realized.

       CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments to be cash equivalents.

       ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:
       As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of December 31, 2000.

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

       The Company expects to require additional financing to fund its operations during fiscal year 2001. In February 2001, the Company entered in to an equity financing agreement with a private equity investment fund, whereby the Company will receive an initial cash infusion in the aggregate of $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund. (See Note 16.)

       If, under this new financing agreement and/or subsequent financing agreements, the Company cannot meet its cash requirements for the coming year, its financial condition and results of operations could be materially adversely affected and it may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3.   FORGIVENESS OF DEBT - CONTRIBUTION OF CAPITAL:
       In June 1999, the Company entered into an agreement with Wilbur Peters, a related party and stockholder, under which it agreed to issue a new note to Mr. Peters for $3,035,535 in exchange for various notes, accrued interest, and other obligations totaling approximately $5,180,000. As a part of this transaction, Mr. Peters released the Company from approximately $2,150,000 in obligations (net), with the Company recording this amount as additional paid-in capital. This note provided for the payment of interest at 6% per year. Interest was to be paid semiannually, and the note was to mature on June 30, 2001.

       In November 1999, Mr. Peters and the Company agreed to exchange this note, accrued interest on this note since June 30, and certain equipment for 31,290 shares of the Company's Class B, Series B preferred stock (see Note 9). The Company estimated the fair market value of the stock to be $1,783,395, which represented a discount of approximately 40% from its redemption price. It recorded the shares issued at that value and reclassified the balance of the indebtedness to additional paid in capital. Total debt reclassified to additional paid in capital for the year ended December 31, 1999, totaled $3,461,504.


4.  RELATED PARTY TRANSACTIONS:
       At December 31, 2000, the Company had approximately $750,000 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This line of credit is unsecured and provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. Interest accrued at December 31, 2000, was $9,406. Interest expense on this note totals approximately $33,300 and $3,600 for the years ended December 31, 2000 and 1999, respectively.

       The Company had borrowings from CTF, Inc., an affiliate of Mr. Peters, for $400,000 with accrued interest of $7,762 at December 31, 2000. Interest expense for this note of approximately $44,000 and $41,100 was recorded during the years ended December 31, 2000 and 1999, respectively. The unsecured note is due on demand and has an interest rate of prime plus 2%.

       In connection with the February 2001 financing described in Note 16, the lenders for each of these notes agreed to extend the due dates to February 2003, at which time the entire balance will become payable. Accordingly, these notes payable have been reflected as long-term in the accompanying balance sheet.

       The Company leased vending machines, misting machinery and purification equipment, and four service vans from Mr. Peters through June 30, 1999. These obligations including accrued interest were forgiven by Mr. Peters in the agreement described in Note 3.

       CTF, Inc. owns the preferred Series A Class B stock and is owed
         $1,173,000 in accrued dividends.  (See Note 9.)

       The salaries for the chief financial officer and vice-president of the Company and certain accounting personnel were paid by companies with which Mr. Peters is affiliated. These salaries, which were $35,408 and $33,140 for the years ended December 31, 2000 and 1999, respectively, have been recorded in the statements of operations, and the Company has also recorded additional capital contributions from Mr. Peters in these amounts.

       During the year ended December 31, 2000, the Company entered into a $100,000 line of credit arrangement with CTF, Inc. The Company had approximately $10,300 in borrowings outstanding on this line at December 31, 2000. This line of credit provides that advances will be made at the discretion of the lender and requires monthly interest payments at 9.5%. Interest expense on this note totals approximately $30 for the year ended December 31, 2000, and this interest payable was accrued at December 31, 2000. This note is due and payable on or before May 1, 2001.

       At December 31, 2000, Don Podrebarac, President of the Company, was owed approximately $26,000 by the Company for equipment purchased during the year and other expenses which have not yet been reimbursed.


5.  INVENTORY:
       The Company's inventories as of December 31, 2000, consisted of the following components:


                     Water testing kits                $189,797
                     Water treatment parts               72,079
                     Bottles and other                   30,110
                                                       --------
                                                       $291,986
                                                       ========

6.  DEFERRED COSTS:
       Deferred costs as of December 31, 2000, consists of the items shown below. These are being amortized on a straight-line basis over their estimated useful lives of from 5 to 17 years. Amortization expense recorded during the year ended December 31, 2000, totaled $5,218.


                     Product design costs              $12,157
                     Patents and trademarks             37,370
                     Non-compete agreement              14,500
                     Other                               6,200
                                                       -------
                                                        70,227
                     Less accumulated amortization      51,070
                                                       -------
                      Net deferred costs               $19,157
                                                       =======

7.  LONG-TERM DEBT:
       The Company has two notes payable to a bank at December 31, 2000, totaling $15,775 and $6,137. The interest rate on both notes is 3.9%. Monthly payments of principal and interest total $1,203. These loans are secured by two vehicles at December 31, 2000 and mature as follows:

                          Year            Amount
                          -----         ---------
                          2001          $  13,253
                          2002              8,659
                                        ---------
                                        $  21,912
                                        =========

       See Note 4 for discussion of related party notes payable.


8.  COMMON STOCK OUTSTANDING, STOCK OPTION PLAN AND LOSS PER COMMON SHARE:
       The Company has 20,000,000 shares of authorized common stock, of which 3,098,326 shares are issued and outstanding and 323,847 shares are issued and held as treasury shares. A total of 4,970,056 common shares have been reserved for future issuance of stock through the exercise of stock options and the conversion of Class B preferred stock, as described below.

       Additionally, the Company has reserved 5,000,000 shares for issuance in connection with the convertible debentures and warrants described in
         Note 16.

       The 1991 Stock Option Plan provides for granting options for up to 3,150,000 shares of the Company's common stock to key employees, directors, consultants, and agents of the Company. Options to be granted may be either incentive or non-statutory stock options, and restrictions apply to both the grant and exercise of options. As of the date of this report, options for 1,896,293 shares have been granted to employees and agents. Options extend contractually for ten years. Non-qualified options vest fully at the time of grant while incentive stock options issued to employees vest ratably over four years. The following is a summary of option activity during the years ended December 31, 2000 and 1999.

       Activity for non-qualified stock options (primarily non-employees) was as follows:

                                            December 31, 2000              December 31, 1999
                                        --------------------------     --------------------------
                                                          Exercise                       Exercise
                                          Shares           Price*         Shares          Price*
                                        ----------        --------      ----------       --------
Outstanding at beginning of year         1,953,668         $0.192        1,943,668        $0.188
Granted                                     10,000          1.500           10,000         1.000
Granted                                     10,000          2.500               --            --
Exercised                                 (100,000)         0.125               --            --
                                        ----------         ------       ----------        ------
Outstanding at end of year               1,873,668          0.214        1,953,668         0.192
                                        ==========         ======       ==========        ======
Exercisable at end of year
*weighted average                        1,873,668         $0.214        1,953,668        $0.192
                                        ==========         ======       ==========        ======







       Activity for incentive stock options (granted to employees) was as follows:

                                           December 31, 2000            December 31, 1999
                                        -----------------------      -----------------------
                                                       Exercise                    Exercise
                                        Shares          Price         Shares         Price
                                        -------        --------      -------       ---------
Outstanding at beginning of year         32,500         $0.25         48,500         $0.25
Granted                                  22,000          1.56             --            --
Exercised                                (1,875)         0.25             --            --
Expired or forfeited                         --          0.25        (16,000)         0.25
                                        -------         -----        -------         -----
Outstanding at end of year               52,625         $0.81         32,500         $0.25
                                        =======         =====        =======         =====
Exercisable at end of year               14,375         $0.25          8,125         $0.25
                                        =======         =====        =======         =====


       Exercise prices for options outstanding at December 31, 2000, range from $.125 to $2.50 per share. Total shares by exercise price are as follows:

                                Options         Options        Remaining
             Exercise Price    Outstanding    Exercisable   Contractual Life*
             --------------   ------------    -----------   ----------------
                 0.125         1,720,000        1,720,000        6.5 yrs
                 0.250            32,625           16,375          7 yrs
                 1.000            10,000           10,000          9 yrs
                 1.500            10,000           10,000         10 yrs
                 1.560            22,000               --         10 yrs
                 2.500            10,000           10,000         10 yrs
                 1.120           121,668          121,668          2 yrs
                              ----------       ----------
                               1,926,293        1,888,043
                              ==========       ==========

     *weighted average

       The Company has recorded no compensation expense under this plan during 2000 or 1999, as options have been granted at prices which are less than or equal to fair market value of the stock at the dates of the grant. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the statement.

       During 2000 and 1999, the Company granted options for 30,000 shares to a vendor. Exercise price of these options is $1.00, $1.50, and $2.50 per share for each set of 10,000 options. At the grant date, the fair market value of the Company's common stock was $0.4375, $2.12 and $1.75 per share. Based on the value of services received from this vendor and the amount paid in cash by the Company, the Company determined the value of the options granted to approximate $43,200. Accordingly, expense in this amount was recorded on the income statement for the year ended December 31, 2000.

       During 2000, the Company granted options for 22,000 shares to employees.
         Using the Black Scholes valuation model, it calculated the value of those options to be approximately $1.57 each. This valuation included the following assumptions: risk-free interest rate - 6.0%; expected life - 4 years; expected volatility - 105%; expected dividends - none. The Company estimated that 60% of these options will vest. Exercise price of these options is $.25 per share. At the grant date, the fair market value of the Company's common stock was approximately $1.56 per share.

       Had the Company recorded expense for these grants under FASB Statement
         123, it would have recorded additional compensation cost of $6,994 and $1,819 in 2000 and 1999, respectively. Pro-forma net income (loss) and per share amounts for each year would be as follows:

                                                               2000               1999
                                                           -----------         ----------
                     Net Income (Loss), as reported        $  (793,761)        $  (795,119)
                     Pro-forma Net Income (Loss)           $  (800,755)        $  (796,938)

                     Pro-forma Basic Income (Loss)
                       per Common Share                    $     (0.30)        $     (0.31)

       Basic earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding. As there were no changes in common stock outstanding during the year ended December 31, 1999, the weighted average number of common shares outstanding for 1999 is the same as common shares issued and outstanding at year end 1999. Weighted average shares outstanding for 2000 is determined by calculating the number of months the respective shares were outstanding during the year, multiplying by the number of shares outstanding and dividing by twelve.

       No calculation has been presented for diluted earnings per share for either period. The inclusion of shares for the effect of any options or preferred stock would be anti-dilutive because the Company has losses for both years. The calculation of basic earnings (loss) per common share is based on the Company's net income (loss) adjusted for the amount of preferred dividends accrued ($138,000) during each of the years ended December 31, 2000 and 1999.

9.  PREFERRED STOCK:
       During 1992, the Company authorized 3,303,375 shares of Class A preferred stock with a par value of one cent per share. Each share of this class of stock, which is non-voting and has no dividend rights, has a liquidation preference of $.01 per share and is convertible at the holder's option into one share of the Company's common stock. However, all outstanding shares of Class A preferred stock are currently held in escrow under an agreement with its original holders which prohibits the holders from converting the shares as long as they are being held in escrow. Since certain financial thresholds were not met in prior years, under the terms of the escrow agreement the shares of Class A preferred stock are required to be released from escrow to the Company and the Company is required to redeem such shares at $.01 per share ($33,034 in the aggregate). During 2000, the Company's Board of Directors approved the release of the certificates representing the outstanding shares of Class A preferred stock so that it may redeem such shares. Such preferred stock has been reclassified from stockholders' equity in the accompanying balance sheets as a result of the Board's actions.

       Also, the Company has authorized 1,000,000 shares of Class B preferred stock with a par value of one cent per share. Its Series A shares have a liquidation preference of $.01 per share ($5,750 in aggregate), provide for the payment of dividends at 12% per annum, are redeemable at any time at the Company's option at $2.00 per share ($1,150,000 in aggregate), and are convertible by the holder into shares of common stock at a ratio of 4/9 of a share of common for each preferred share tendered. Holders of this Series A, Class B preferred stock have the right to elect a majority of the Board of Directors. Dividends accrued on these shares through December 31, 2000, totaled $1,173,000 ($2.04 per share), including dividends accrued of $138,000 for each year 2000 and 1999.

       In November 1999, the Company issued 31,290 shares of its new Series B,
         Class B preferred shares in exchange for a note payable and equipment held by Wilbur Peters. The note totaled $3,035,535, and the Company discounted the preferred stock exchanged for these to $1,783,935, to reflect the estimated fair market value of the stock. This new series of stock is non-voting. Dividends are non-cumulative, and any dividends to be paid on these shares are subordinate to all accrued dividends on the Company's Series A, Class B preferred stock. Dividends on these shares may not exceed $12 per year per share.

       The Class B, Series B shares carry a $10 per share ($312,900 in aggregate) liquidation preference, and they may be redeemed by the Company at $100 per share ($3,129,000 in aggregate). After one year from the date of issuance, each share became convertible by the holder into 50 shares of the Company's common stock. No dividends have been declared on this class of stock since its issuance.


10.  FINANCIAL INSTRUMENTS:
       Except for accrued dividends, the Company estimates the fair value of all financial instruments to be equal to the book value reflected in the accompanying financial statements. The Company estimates that the fair value of accrued dividends is less than their carrying amount as they will not be paid until future periods. As the timing of such payment cannot presently be determined, it is not practicable to calculate a net present value of the liability or to estimate its fair value.

11.  OPERATING LEASES:
       The Company leases its office and warehouse space under a lease which extends through March 31, 2002. This lease requires monthly payments of $3,400. Rent expense, for the years ended December 31, 2000 and 1999, was approximately $40,200 and $38,000, respectively. Future rent payments under the terms of the lease agreement for the years ending December 31, 2001 and 2002 are approximately $41,000 and $10,000, respectively.


12.  INCOME TAXES:
       At December 31, 2000, net noncurrent deferred tax assets of approximately
         $2,777,000 resulted primarily from net operating losses. A valuation allowance for the entire $2,777,000 has also been established due to the Company's uncertain financial condition. (See Note 2.)

       The components of the net noncurrent deferred tax assets and related valuation allowance are as follows:

 Deferred tax assets:
  Federal                                      $  2,670,000
  State                                             107,000
                                               ------------
    Total deferred tax assets                     2,777,000
Valuation allowance                               2,777,000
                                               ------------
    Net deferred tax assets                    $         --
                                               ============

       At December 31, 1999, the Company had net noncurrent deferred tax assets of approximately $2,610,000, along with a corresponding valuation allowance of the same amount. The $167,000 increase in the noncurrent deferred tax assets as of December 31, 2000, and the deferred tax provision which would be reflected on the Company's statement of operations has been offset by a corresponding increase in the valuation allowance. The statement of operations therefore reflects no deferred tax provision.

       As the Company has essentially no taxable income to date on a cumulative basis, it has recorded no current provision for income taxes for the years ended December 31, 2000 and 1999. Significant differences existed in the year ended December 31, 1999, between the loss reported in the Company's financial statements and its tax returns. These include the debt forgiveness income from a related party and utilization of net operating loss carryforwards. For the year ended December 31, 2000, there were no significant differences between losses reported in the Company's financial statements and its tax return.

       As of December 31, 2000, the Company has net operating loss carryforwards of approximately $7,862,000 for federal income tax purposes.

                                             Net operating loss
                     Year of expiration            amount
                 ------------------------    -------------------
                            2006               $    643,000
                            2007                  3,573,000
                            2008                    835,000
                            2009                    541,000
                            2010                    559,000
                            2011                    242,000
                            2017                    441,000
                            2018                    280,000
                            2020                    748,000
                                               ------------
                                               $  7,862,000
                                               ============

       Various state net operating loss carryforwards are also available for use in reducing apportioned state taxable income. The most significant of these is approximately $1,500,000 in North Carolina.

       The deferred tax benefit (provision) for the years ended December 31, 2000 and 1999 are as follows:

                                                            2000                1999
                                                         -----------         -----------
               Deferred tax benefit (provision) -
                    Federal                              $   120,000         $  (938,000)
                    State                                     47,000            (334,000)
                                                         -----------         -----------
                                                             167,000          (1,272,000)
               Change in valuation allowance                (167,000)          1,272,000
                                                         -----------         -----------
               Net deferred tax provision                $        --         $        --
                                                         ===========         ===========

       The deferred provisions for 2000 and 1999 differ from amounts which would be calculated at statutory rates due to changes in the valuation allowance and the expiration of loss carryforwards for state purposes. In 1999, a portion of the debt forgiveness described in Note 3 was treated as income for tax return purposes and had the effect of increasing the deferred tax provision by $1,543,000, before reflecting the change in the valuation allowance.

13.  SUPPLEMENTARY FINANCIAL INFORMATION:

       Marketing, advertising and promotion costs include the following for the years ended December 31, 2000 and 1999:

                                                   2000            1999
                                                 --------        --------
               Advertising                       $ 58,159        $ 49,625
               Promotions                          22,527         162,545
               Trade shows                         62,576          43,077
               Public relations and other         113,064          49,689
                                                 --------        --------
                                                 $256,326        $304,936
                                                 ========        ========









14.  MAJOR CUSTOMERS:
       Sales to two major customers comprised approximately 16% and 10% of total sales for the year ended December 31, 2000. Sales to three major customers comprised approximately 18%, 13% and 13% of total sales for the year ended December 31, 1999.


15.  COMMITMENTS AND CONTINGENCIES:
       The Company is involved in commercial litigation in the normal course of its business. The Company does not expect any losses which would materially affect the financial statements for the year ended December 31, 2000, as presented.

       A significant portion of the Company's sales market is in hardware and home center stores. Therefore, the Company's ability to make future sales is dependent upon these retail markets.

       In December 2000, the Company entered into an agreement with a financial advisor for assistance with obtaining new financing (see Note 16). In exchange for services to be rendered over a three month period, the Company is to issue 52,500 shares of common stock to them and pay cash fees of $7,500 per month. For the year ended December 31, 2000, the Company has accrued $18,438, which represents one third of the expected cost under this arrangement.


16. SUBSEQUENT EVENT - ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS:
       In February 2001, the Company entered into an arrangement with an investment group which provides for borrowings of up to $450,000 under convertible debentures. These debentures, which require the payment of interest at 12% per year, will become due in February 2002. They are secured by substantially all company assets and provide for certain restrictions on additional borrowings, issuance of equity securities, and payment of dividends on common stock. The debentures are convertible into the Company's common stock at the lesser of $.278 per share or 50% of market price for that stock, as defined.

       As a part of this transaction, the debenture holders will receive warrants for purchase of up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices equal to the lesser of $.229 per share or 50% of market price, as defined.

       Upon the closing of this arrangement, the investors purchased $225,000 of debentures and received warrants for 150,000 shares of common stock. Based on stock prices prior to the date of this report, these debentures could be converted into approximately 960,000 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company will record approximately $225,000 of interest expense and additional paid-in capital at the time of their issuance.

       The Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale all shares which may be issued under the convertible debentures and warrants. When such registration statement becomes effective, the investors are to purchase the remaining $225,000 of debentures, and they will receive the remaining 150,000 warrants. Based on stock prices in effect prior to the date of this report, these additional debentures could likewise be converted into approximately 960,000 shares of common stock. The Company will record additional interest expense and paid-in capital of approximately $225,000 upon the sale of these debentures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

             Not applicable.

                                    PART III

ITEMS 9-12.

         Items 9-12 are incorporated herein by reference to the sections captioned "Principal Holders of Common Stock and Holdings of Management," "Election of Directors," "Certain Relationships and Related Party Transactions," "Executive Compensation," "Director Compensation," "Employment Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2001. Such Proxy Statement will be filed with the Commission prior to April 30, 2001.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit No.       Document Description
         -----------       --------------------
         3.1               Certificate of Incorporation (Exhibit 2.1 to the
                           Company's Form 10-SB filed March 14, 2000)

         3.2               Certificate of Designation Setting Forth the
                           Preferences, Rights and Limitations of Series A, Class B
                           Preferred Stock of Vital Living Products, Inc. (Exhibit
                           2.2 to the Company's Form 10-SB filed March 14, 2000)

         3.3               Certificate of Designation of Series B, Class B
                           Preferred Stock Setting Forth the Powers, Preferences,
                           Rights, Qualifications, Limitations and Restrictions of such Series of Class B Preferred Stock (Exhibit 2.3 to the Company's Form 10-SB filed March 14, 2000)

         3.4 Bylaws of Vital Living Products, Inc. (Exhibit 2.4 to the Company's Form 10-SB filed March 14, 2000)

         4.1               Form of Secured Convertible Debenture dated as of
                           February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K
                           filed March 1, 2001)

         4.2               Schedule identifying omitted Secured Convertible
                           Debentures dated as of February 23, 2001 which are substantially identical to the Form of Secured
                           Convertible Debenture described in Exhibit 4.1 (filed herewith)

         10.1*             Vital Living Products, Inc. 1991 Stock Option Plan
                           (Exhibit 6.1 to the Company's Form 10-SB filed March 14,
                           2000)

            10.2        Instrument of Forgiveness of Indebtedness dated June 30,
                        1999 by C. Wilbur Peters (Exhibit 6.2 to the Company's
                        Form 10-SB filed March 14, 2000)

            10.3        Note in favor of C. Wilbur Peters dated June 30, 1999
                        (Exhibit 6.3 to the Company's Form 10-SB filed March 14,
                        2000)

            10.4        Revolving Credit Note dated July 1, 1999 in favor of C.
                        Wilbur Peters (Exhibit 6.4 to the Company's Form 10-SB filed March 14, 2000)

            10.5        Exchange Agreement dated November 5, 1999 between the
                        Company and C. Wilbur Peters (Exhibit 6.5 to the
                        Company's Form 10-SB filed March 14, 2000)

            10.6        Promissory Note in favor of CTF, Inc. dated September 1,
                        1992 (Exhibit 6.6 to the Company's Form 10-SB filed
                        March 14, 2000)

            10.7        Escrow Agreement dated March 31, 1992 between the
                        Company, Henry H. Mummaw, Brian E. Huey, Joseph W.
                        Mummaw, Larry C. Pratt, CTF, Inc., J.W. Gant &
                        Associates, Inc. and First Union National Bank (Exhibit
                        6.7 to the Company's Form 10-SB filed March 14, 2000)

            10.8        First Amendment to Promissory Note in favor of CTF, Inc.
                        dated February 21, 2001 (filed herewith)

            10.9        First Amendment to Promissory Note in favor of C. Wilbur
                        Peters dated February 21, 2001 (filed herewith)

            10.10       Securities Purchase Agreement dated as of February 23,
                        2001 between the Company, AJW Partners, LLC, Millennium
                        Capital Partners II, LLC and Equilibrium Equity, LLC
                        (Exhibit 10.1 to the Company's Form 8-K filed March 1,
                        2001)

            10.11       Registration Rights Agreement dated as of February 23,
                        2001 between the Company, AJW Partners, LLC, Millennium
                        Capital Partners II, LLC and Equilibrium Equity, LLC
                        (Exhibit 10.2 to the Company's Form 8-K filed March 1,
                        2001)

            10.12       Form of Stock Purchase Warrant dated as of February 23,
                        2001 (Exhibit 10.3 to the Company's Form 8-K filed March
                        1, 2001)

            10.13 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (filed herewith)

            10.14 Security Agreement dated as of February 23, 2001 between the Company, AJW Partners, LLC, Millennium Capital
                        Partners II, LLC and Equilibrium Equity, LLC (filed herewith)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the year ended December 31, 2000.


--------------

         * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VITAL LIVING PRODUCTS, INC.



                              By:  /s/ Donald R. Podrebarac
                                   -------------------------------------------
                                       Donald R. Podrebarac
                                       Chief Executive Officer and President

Dated:  March 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

               Signature                            Capacity                          Date
               ---------                            --------                          ----



/s/ Donald R. Podrebarac                   Director, Chief                         March 27, 2001
------------------------------------       Executive Officer and President
Donald R. Podrebarac                       (Principal Executive Officer)



/s/ C. Wilbur Peters                       Director, Chairman and Treasurer        March 22, 2001
------------------------------------
C. Wilbur Peters



/s/ Larry C. Pratt                         Vice President, Secretary and           March 27, 2001
------------------------------------       Director (Principal Financial
Larry C. Pratt                             Officer)



/s/ Phil Divine                            Director                                March 16, 2001
------------------------------------
Phil Divine



/s/ Duane G. Hansen                        Director                                March 16, 2001
------------------------------------
Duane G. Hansen

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                          ANNUAL REPORT ON FORM 10-KSB

                                                                     Commission
For the fiscal year ended                                           File Number
December 31, 2000                                                       0-30568


                           VITAL LIVING PRODUCTS, INC.

                                  EXHIBIT INDEX

         Exhibit No.       Document Description
         ----------        --------------------
         3.1               Certificate of Incorporation (Exhibit 2.1 to the Company's
                           Form 10-SB filed March 14, 2000)

         3.2               Certificate of Designation Setting Forth the Preferences,
                           Rights and Limitations of Series A, Class B Preferred Stock of
                           Vital Living Products, Inc. (Exhibit 2.2 to the Company's Form
                           10-SB filed March 14, 2000)

         3.3               Certificate of Designation of Series B, Class B Preferred
                           Stock Setting Forth the Powers, Preferences, Rights,
                           Qualifications, Limitations and Restrictions of such Series of
                           Class B Preferred Stock (Exhibit 2.3 to the Company's Form
                           10-SB filed March 14, 2000)

         3.4               Bylaws of Vital Living Products, Inc. (Exhibit 2.4 to the
                           Company's Form 10-SB filed March 14, 2000)

         4.1               Form of Secured Convertible Debenture dated as of February 23,
                           2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1,
                           2001)

         4.2               Schedule identifying omitted Secured Convertible Debentures dated as of February 23, 2001 which are substantially
                           identical to the Form of Secured Convertible Debenture
                           described in Exhibit 4.1 (filed herewith)

         10.1              Vital Living Products, Inc. 1991 Stock Option Plan (Exhibit
                           6.1 to the Company's Form 10-SB filed March 14, 2000)

         10.2              Instrument of Forgiveness of Indebtedness dated June 30, 1999 by C. Wilbur Peters (Exhibit 6.2 to the Company's Form 10-SB
                           filed March 14, 2000)

         10.3              Note in favor of C. Wilbur Peters dated June 30, 1999 (Exhibit
                           6.3 to the Company's Form 10-SB filed March 14, 2000)

         10.4              Revolving Credit Note dated July 1, 1999 in favor of C. Wilbur
                           Peters (Exhibit 6.4 to the Company's Form 10-SB filed March
                           14, 2000)

         10.5              Exchange Agreement dated November 5, 1999 between the Company and C. Wilbur Peters (Exhibit 6.5 to the Company's Form 10-SB
                           filed March 14, 2000)

         10.6              Promissory Note in favor of CTF, Inc. dated September 1, 1992
                           (Exhibit 6.6 to the Company's Form 10-SB filed March 14, 2000)

         10.7              Escrow Agreement dated March 31, 1992 between the Company,
                           Henry H. Mummaw, Brian E. Huey, Joseph W. Mummaw, Larry C.
                           Pratt, CTF, Inc., J.W. Gant & Associates, Inc. and First Union
                           National Bank (Exhibit 6.7 to the Company's Form 10-SB filed
                           March 14, 2000)

         10.8              First Amendment to Promissory Note in favor of CTF, Inc. dated
                           February 21, 2001 (filed herewith)

         10.9              First Amendment to Promissory Note in favor of C. Wilbur
                           Peters dated February 21, 2001 (filed herewith)

         10.10             Securities Purchase Agreement dated as of February 23, 2001 between the Company, AJW Partners, LLC, Millennium Capital
                           Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.1 to
                           the Company's Form 8-K filed March 1, 2001)

         10.11             Registration Rights Agreement dated as of February 23,
                           2001 between the Company, AJW Partners, LLC, Millennium Capital
                           Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.2 to
                           the Company's Form 8-K filed March 1, 2001)

         10.12             Form of Stock Purchase Warrant dated as of February 23, 2001
                           (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

         10.13             Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the
                           Form of Stock Purchase Warrant described in Exhibit 10.12
                           (filed herewith)

         10.14             Security Agreement dated as of February 23, 2001 between the
                           Company, AJW Partners, LLC, Millennium Capital Partners II,
                           LLC and Equilibrium Equity, LLC (filed herewith)