Form 10KSB40/A
period 2000-12-31
VITAL LIVING PRODUCTS INC
filed 2001-05-11
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)


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


         In March 1993, the chairman of our board, C. Wilbur Peters, made changes in management personnel, personally assumed the role of president and chief executive officer and began funding the Company's operations using his own financial resources. Soon thereafter, the Company halted placements of the unprofitable Drinking Water Machine(TM) and Raindrop Shoppe(TM) and began installing self-serve coin-operated water vending machines on revenue share programs with retailers. In connection with this shift in focus towards a more conventional business model we began using the name "American Water Service" in our dealings with customers and suppliers. However, we have always used our full corporate name in our dealings with our shareholders and the investment community in general.


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

         Some of these test strips, chemicals and powders are supplied to us on an exclusive basis pursuant to marketing and manufacturing agreements we have entered into with each of Strategic Diagnostics, Inc., ASC Laboratories, Inc., Universal Supplements Corp. and LaMotte Company which prohibit the supplier from selling them to other manufacturers or directly to consumers. We consider such exclusive arrangements to be important because of the time and effort invested in locating such suppliers, developing specifications and coordinating product development with such suppliers, and to keep competitors from obtaining the benefit of our product development work without making such investment themselves. We have one contract with a supplier of test strips which has a five-year term expiring in July 2004 and which automatically renews for one year terms unless it is terminated at least 60 days prior to its expiration. The remaining three contracts, each with a supplier of powder, are intended to be long-term but permit the supplier to terminate on 120 days notice. However, if any such contract is so terminated the supplier is required to provide us with all technical information necessary for us to either produce the powder ourselves, or have another supplier produce the powder for us.

         All component parts we use, including those supplied to us on an exclusive basis, can be purchased from other manufacturers. We believe the arrangements we have developed with our suppliers are adequate to meet our current needs and that if any of these arrangement were terminated, under the termination provisions of the contracts we would be able to find acceptable alternative suppliers in time to avoid significant disruption of our business. We assemble and package the final product at our facilities in Matthews, North Carolina.


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

MAJOR CUSTOMERS


         Sales to Lowe's and Kroger comprised approximately 16% and 10% respectively of our total 2000 sales. Sales to Menards, Lowe's and Kroger comprised approximately 18%, 13% and 13% respectively of our total 1999 sales. We do not have any contracts with any of our major customers.


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


         On September 15, 2000 we entered into a consulting agreement with de Jong & Associates, Inc., an investor relations firm, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 6,000 shares of our common stock on each of December 15, 2000, March 15, 2001, June 15, 2001 and September 14, 2001 and to promptly issue to such firm a warrant to purchase up to 100,000 shares of our common stock at a purchase price per share of $2.00. The warrant would have become exercisable for 25,000 shares on the date the closing price of our common stock exceeded $2.00, for an additional 25,000 shares on the date the closing price of our common stock exceeded $3.00, for an additional 25,000 shares on the date the closing price of our common stock exceeded $4.00 and for an additional 25,000 shares on the date the closing price of our common stock exceeded $5.00. The warrant would have expired on September 14, 2003. In December 2000 we delivered a notice to the consultant terminating the agreement. We have not issued any shares of our common stock or the warrant under the agreement and have taken the position that we are not obligated to do so.

         Pursuant to a contract entered into with Stockcom, Inc., an investor relations firm, in July 1999 and as partial consideration for the services provided under the contract, we agreed to issue to such firm options to purchase 10,000 shares of our common stock at $1.00 per share, options to purchase 10,000 shares of our common stock at $1.50 per share and options to purchase 10,000 shares of our common stock at $2.50 per share. These options were issued in three installments on each of October 31, 1999, January 31, 2000 and April 30, 2000, respectively. On December 1, 2000 we entered into a consulting agreement with The N.I.R. Group, LLC, a financial advisor, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 52,500 shares of our common stock. Such shares were issued on March 5, 2001.

         These securities were issued in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

- Neither the Company nor any person acting on its behalf solicited any offer to buy or sell the securities by any form of general solicitation or advertising.

- In each case, the purchaser was engaged in the investor relations or financial advisory business and was sophisticated with regard to investment matters.

- In its capacity as a consultant to the Company, each purchaser has had access to information regarding the Company and is knowledgeable about the Company and its business affairs.

- All shares of our common stock issued or to be issued to the purchasers were or will be issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.


ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto attached hereto beginning at page 12.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
2000


         Increasing sales of our PurTest(R) line of products by increasing our distribution network and developing our product line was our primary focus in 1999 and 2000. We sought to increase sales primarily by developing relationships with regional chain stores like Meijers which began selling PurTest(R) products in the summer of 1999 and national chain stores like Menards, which began selling PurTest(R) products in September 1999. We also sought to increase consumer awareness of PurTest(R) products by obtaining endorsements from organizations like the American Quality Institute, which awarded the PurTest(R) product line its "Consumer Product Award" for 1999 and 2000, and "Today's Homeowner" magazine which selected our PurTest(R) product line as one of its "Best New Products for 1999."


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


         Assuming all $450,000 of the Debentures were fully converted on May 9, 2001 the conversion price would have been $.278 and upon conversion the selling security holders would have received 1,618,705 (450,000/0.278) shares of common stock. Assuming that all 300,000 Warrants were fully exercised concurrently with such conversion the selling security holders would have received 1,918,705 shares of common stock, which following such conversion and exercise would represent approximately 38% of our total outstanding shares.


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


       STOCK-BASED COMPENSATION - The Company has a compensatory stock option plan under which it grants options to employees and agents. As all options granted to employees are at exercise prices which are equal to or greater than fair market value of the stock, the Company records no expense related to such grants. See Note 8. Stock options granted are valued using the Black Scholes valuation model and quoted prices for the Company's stock. When options are granted to non-employees, the transaction is accounted for based on the fair value of the consideration (goods and services) received or the fair value of the options granted, whichever is more reliably measurable.


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



8.  COMMON STOCK OUTSTANDING, STOCK OPTION PLAN AND LOSS PER COMMON SHARE:
       The Company has 20,000,000 shares of authorized common stock, of which 3,098,326 shares are issued and outstanding and 323,847 shares are issued and held as treasury shares. A total of 4,852,181 common shares have been reserved for future issuance of stock through the exercise of stock options and the conversion of Class B preferred stock, as described below.


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
                              ==========       ==========

     *weighted average

       The Company has recorded no compensation expense under this plan during 2000 or 1999, as options have been granted at prices which are greater than or equal to fair market value of the stock at the dates of the grant. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the statement.


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



15.  COMMITMENTS AND CONTINGENCIES:
       The Company is involved in commercial litigation in the normal course of its business. The Company does not expect any losses which would materially affect its financial position or results of operations.


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

         4.1               Form of Secured Convertible Debenture dated as of
                           February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K
                           filed March 1, 2001)

         4.2               Schedule identifying omitted Secured Convertible
                           Debentures dated as of February 23, 2001 which are substantially identical to the Form of Secured
                           Convertible Debenture described in Exhibit 4.1
                           (previously filed)

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

            10.8        First Amendment to Promissory Note in favor of CTF, Inc.
                        dated February 21, 2001 (previously filed)

            10.9        First Amendment to Promissory Note in favor of C. Wilbur
                        Peters dated February 21, 2001 (previously filed)

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

            10.12       Form of Stock Purchase Warrant dated as of February 23,
                        2001 (Exhibit 10.3 to the Company's Form 8-K filed March
                        1, 2001)

            10.13 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (previously filed)

            10.14 Security Agreement dated as of February 23, 2001 between the Company, AJW Partners, LLC, Millennium Capital
                        Partners II, LLC and Equilibrium Equity, LLC (previously filed)


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the year ended December 31, 2000.


--------------

         * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VITAL LIVING PRODUCTS, INC.



                              By:  /s/ Donald R. Podrebarac
                                   -------------------------------------------
                                       Donald R. Podrebarac
                                       Chief Executive Officer and President


Dated:  May 10, 2001


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


               Signature                            Capacity                          Date
               ---------                            --------                          ----



/s/ Donald R. Podrebarac                   Director, Chief                         May 10, 2001
------------------------------------       Executive Officer and President
Donald R. Podrebarac                       (Principal Executive Officer)



/s/ C. Wilbur Peters                       Director, Chairman and Treasurer        May 10, 2001
------------------------------------
C. Wilbur Peters



/s/ Larry C. Pratt                         Vice President, Secretary and           May 10, 2001
------------------------------------       Director (Principal Financial
Larry C. Pratt                             Officer)



/s/ Phil Divine                            Director                                May 10, 2001
------------------------------------
Phil Divine



/s/ Duane G. Hansen                        Director                                May 10, 2001
------------------------------------
Duane G. Hansen

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

         3.4               Bylaws of Vital Living Products, Inc. (Exhibit 2.4 to the
                           Company's Form 10-SB filed March 14, 2000)

         4.1               Form of Secured Convertible Debenture dated as of February 23,
                           2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1,
                           2001)

         4.2               Schedule identifying omitted Secured Convertible Debentures dated as of February 23, 2001 which are substantially
                           identical to the Form of Secured Convertible Debenture
                           described in Exhibit 4.1 (previously filed)

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

         10.8              First Amendment to Promissory Note in favor of CTF, Inc. dated
                           February 21, 2001 (previously filed)

         10.9              First Amendment to Promissory Note in favor of C. Wilbur
                           Peters dated February 21, 2001 (previously filed)

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

         10.12             Form of Stock Purchase Warrant dated as of February 23, 2001
                           (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

         10.13             Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the
                           Form of Stock Purchase Warrant described in Exhibit 10.12
                           (previously filed)

         10.14             Security Agreement dated as of February 23, 2001 between the
                           Company, AJW Partners, LLC, Millennium Capital Partners II,
                           LLC and Equilibrium Equity, LLC (previously filed)