Form 10QSB
period 2001-03-31
VITAL LIVING PRODUCTS INC
filed 2001-05-15
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2001 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number:                0-30568
                               ----------------------

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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of May 11, 2001.

      Common Stock, $0.01 par value............3,177,016

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

PART I

ITEM 1.       FINANCIAL STATEMENTS


                         CONDENSED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2001

                           VITAL LIVING PRODUCTS, INC.


         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed March 27, 2001, as amended.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2001


                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                   $    809
   Accounts receivable, less allowance for doubtful accounts of $10,111                    155,094
   Installment accounts receivable                                                           9,604
   Prepaid expense                                                                          13,886
   Inventory                                                                               311,919
                                                                                          --------
      Total current assets                                                                 491,312

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                           43,067
   Warehouse equipment                                                                     114,611
   Computer equipment                                                                      190,816
   Vehicles                                                                                 75,833
   Water service equipment                                                                 427,871
   Leasehold improvements                                                                   22,557
                                                                                          --------
                                                                                           874,755
   Less accumulated depreciation                                                           693,722
                                                                                          --------
     Net property and equipment                                                            181,033

OTHER ASSETS:
   Installment accounts receivable                                                           9,545
   Deferred costs, net of accumulated amortization of $52,233                               18,995
                                                                                          --------
     Total other assets                                                                     28,540
                                                                                          --------
                                                                                          $700,885
                                                                                          ========

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdrafts                                                                                  $      4,107
   Trade accounts payable                                                                                138,706
   Accrued interest payable to related party                                                              14,981
   Demand notes payable to related parties                                                                20,000
   Accrued dividends                                                                                   1,207,500
   Accrued payroll and payroll taxes                                                                      42,635
   Current portion of long-term notes payable                                                             11,601
   Accrued interest                                                                                        2,737
   Other accrued liabilities                                                                               1,240
                                                                                                    ------------
      Total current liabilities                                                                        1,443,507

LONG-TERM NOTES PAYABLE:
   Notes payable to related parties                                                                    1,150,000
   Vehicle loans payable                                                                                   6,906
   Convertible debentures payable                                                                        225,000
                                                                                                    ------------
     Total long-term notes payable                                                                     1,381,906

REDEEMABLE PREFERRED STOCK: Class A; $.01 par value;
     3,303,375 shares authorized, issued and outstanding                                                  33,034

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares authorized; 3,474,673
     shares issued and 3,150,826 outstanding                                                              34,746
   Preferred stock - Class B, convertible; $.01 par value; 1,000,000 shares authorized
     Series A -  575,000 shares outstanding                                                            1,150,000
     Series B - 31,290 shares outstanding                                                              1,783,935
   Paid-in capital                                                                                     8,242,070
   Treasury stock, 323,847 shares, at cost                                                               (75,000)
    Retained earnings (deficit)                                                                      (13,293,313)
                                                                                                    ------------
     Total stockholders' equity                                                                       (2,157,562)
                                                                                                    ------------
                                                                                                    $    700,885
                                                                                                    ============

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                          2001                  2000
                                                                  ------------          ------------
REVENUES:

  Product sales                                                   $    286,217          $    298,517
  Service revenues                                                      87,255                89,701
                                                                  ------------          ------------
     Total revenues                                                    373,472               388,218

COST OF GOODS SOLD:
  Direct material costs                                                154,706               159,451
  Labor, taxes and fringes                                              83,452                74,094
  Travel, vehicle and other costs                                       23,392                33,380
  Depreciation                                                          11,925                23,159
                                                                  ------------          ------------
    Total cost of goods sold                                           273,475               290,084
                                                                  ------------          ------------

GROSS MARGIN                                                            99,997                98,134

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries, taxes and fringes                                         104,135                97,084
   Sales commissions and brokerage costs                                23,177                26,008
   Marketing, advertising and promotion                                 43,117                43,914
   Travel and vehicle costs                                              3,035                 5,392
   Professional fees and costs                                         139,881                73,625
   Bad debt expense (recovery)                                          (2,800)                  280
   Office and telephone costs                                           32,053                30,078
   Depreciation and amortization                                         5,151                 3,523
   Insurance and other                                                   3,724                 6,483
                                                                  ------------          ------------
     Total selling, general and administrative expenses                351,473               286,387

INCOME (LOSS) FROM OPERATIONS                                         (251,476)             (188,253)
                                                                  ------------          ------------

OTHER REVENUES (EXPENSES):
   Interest expense                                                   (252,397)              (12,415)
   Gain on sale of fixed assets                                          9,575                    --
   Other                                                                   712                 1,454
                                                                  ------------          ------------
    Total other revenues (expenses)                                   (242,110)              (10,961)
                                                                  ------------          ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                 (493,586)             (199,214)

INCOME TAX (PROVISION) BENEFIT                                              --                    --
                                                                  ------------          ------------

NET INCOME (LOSS)                                                 $   (493,586)         $   (199,214)
                                                                  ============          ============

BASIC INCOME (LOSS) PER COMMON SHARE                              $      (0.17)         $      (0.08)
                                                                  ============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           3,115,826             3,081,347
                                                                  ============          ============

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                              2001                   2000
                                                                           ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                                 $  397,802             $  323,524
   Cash paid to suppliers and employees                                      (599,132)              (473,214)
   Interest paid                                                              (26,877)               (11,375)
                                                                           ----------             ----------
     Net cash used by operating activities                                   (228,207)              (161,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (6,965)               (33,661)
   Payment for product design costs                                            (1,000)                    --
   Cash received from sale of fixed asset                                       9,575                     --
                                                                           ----------             ----------
     Net cash provided (used) by investing activities                           1,610                (33,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on bank overdraft, net                                              (4,862)               (19,371)
   Net proceeds from demand notes payable to related parties                    9,748                182,000
   Payments on notes payable                                                   (3,405)                (2,154)
   Proceeds from new borrowings                                               225,000                 21,497
   Proceeds from common stock options exercised                                   525                 12,968
                                                                           ----------             ----------
     Net cash provided by financing activities                                227,006                194,940
                                                                           ----------             ----------

NET INCREASE IN CASH                                                              409                    214

CASH, beginning of period                                                         400                    661
                                                                           ----------             ----------

CASH, end of period                                                        $      809             $      875
                                                                           ==========             ==========

NONCASH TRANSACTIONS:

         Preferred Series A, Class B dividends of $34,500 were accrued during each of the three month periods ended March 31, 2001 and 2000.

         Certain salaries to Company employees totaling $8,852 were paid by a stockholder during each of the three month periods ended March 31, 2001 and 2000.


                                    Continued

                           VITAL LIVING PRODUCTS, INC.

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED BY OPERATING ACTIVITIES:
                                                                                         2001                2000
                                                                                      ----------          ----------
  Net income (loss)                                                                   $ (493,586)         $ (199,214)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
       Depreciation and amortization                                                      17,076              26,682
       Services provided at no charge by stockholder                                       8,852               8,852
       Provision for interest related to issuance of debentures and warrants             225,000                  --
       Stock issued for professional services                                             30,646                  --
       Stock options issued for professional services                                      7,686                  --
       Gain on sale of fixed assets                                                       (9,575)                 --
       (Increase) decrease in accounts receivable                                         23,618             (60,949)
       (Increase) decrease in inventory                                                  (19,933)                973
       Increase in prepaid expenses                                                       (3,214)                 --
       Increase (decrease) in trade accounts payable                                     (20,308)             93,072
       Increase (decrease) in accrued interest payable to related party                   (2,217)              1,040
       Increase in accrued payroll and payroll taxes                                      23,349              20,812
       Increase in accrued interest                                                        2,737                  --
       Decrease in other accrued liabilities                                             (18,338)            (52,333)
                                                                                      ----------          ----------
          Net cash used by operating activities                                       $ (228,207)         $ (161,065)
                                                                                      ==========          ==========

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


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

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The Company follows the same accounting policies in preparation of interim reports.

          Results of operations for the interim periods are not indicative of annual results.

2.   COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:

          As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of March 31, 2001.

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

          The Company expects to require additional financing to fund its operations during fiscal year 2001. In February 2001, the Company entered in to an equity financing agreement with a private equity investment fund, whereby the Company will receive an initial cash infusion in the aggregate of $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund. (See Note 3.)

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

3.   ADDITIONAL FINANCING - ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS:
          In February 2001, the Company entered into an arrangement with an investment group which provides for borrowings of up to $450,000 under convertible debentures. These debentures, which require the payment of interest at 12% per year, will become due in February 2002. They are secured by substantially all company assets and provide for certain restrictions on additional borrowings, issuance of equity securities, and payment of dividends on common stock. The debentures are convertible into the Company's common stock at the lesser of $.278 per share or 50% of market price for that stock, as defined.

          As a part of this transaction, the debenture holders will receive warrants for purchase of up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices equal to the lesser of $.229 per share or 50% of market price, as defined.

          Upon the closing of this arrangement, the investors purchased $225,000 of debentures and received warrants for 150,000 shares of common stock. Based on stock prices prior to the date of this report, these debentures could be converted into approximately 960,000 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company has recorded $225,000 of interest expense and additional paid-in capital at the time of their issuance.

          The Company has filed a registration statement with the Securities and Exchange Commission to register for resale all shares which may be issued under the convertible debentures and warrants. When such registration statement becomes effective, the investors are to purchase the remaining $225,000 of debentures, and they will receive the remaining 150,000 warrants. Based on stock prices in effect prior to the date of this report, these additional debentures could likewise be converted into approximately 960,000 shares of common stock. The Company will record additional interest expense and paid-in capital of approximately $225,000 upon the sale of these debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto contained in Item 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 2001

         Revenues from operations for the first quarter of 2001 decreased 4% to $373,472 from $388,218 for the first quarter of 2000. The decrease in operating revenues was primarily the result of a 31% drop in revenues from the sales and service of water treatment equipment down from $129,418 in the first quarter of 2000 to $89,221 in the first quarter of 2001 offset by a 10% increase in sales of our PurTest(R) line of products, which grew from $203,045 in the first quarter of 2000 to $222,425 in the first quarter of 2001 and an 11% increase in revenues from our water vending and misting operations up from $55,755 in the first quarter of 2000 to $61,826 in the first quarter of 2000. Sales of our PurTest(R) products improved principally in response to a telemarketing program we launched in late 2000 and which succeeded in increasing reorders from chain stores like Lowes, Ace Hardware and Do-it-Best. Revenues from the sale and service of water treatment equipment were down chiefly as a result of our implementation during the quarter of a reorganization and retraining plan in our water treatment department. This reorganization and retraining plan, which was implemented to improve the service quality and efficiency of the department, was completed in the first quarter of 2001 and we expect revenues from the sale and service of water treatment equipment to improve in the second quarter of 2001.

         Gross margin was 27% in the first quarter of 2001 compared to 25% in the first quarter of 2000.

         Primarily as a result of an increase in professional fees, primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) which were $139,881 in the first quarter of 2001, up from $73,625 in the first quarter of 2000, loss from operations only was $251,476 in the first quarter of 2001 compared to a loss of $188,253 in the first quarter of 2000. We anticipate incurring a relatively high level of professional fees associated with our being a public reporting company and our continued exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES).

         In February 2001 we issued to certain investors $225,000 of convertible debentures and warrants to purchase an aggregate of 150,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we have recorded $225,000 of interest expense and additional paid in capital in the first quarter of 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities. In connection with the sale of the debentures we agreed to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. Upon the effectiveness of such registration statement we will issue to the investors an additional $225,000 of debentures and warrants to purchase an additional 150,000 shares of common stock. When we issue such debentures and warrants, which is expected to occur in the second quarter of 2001, we expect to record approximately $225,000 of interest expense and additional paid in capital.

         Primarily as a result of the $225,000 in interest expense we recorded in connection with the issuance of debentures as described above and our incurring substantial professional fees associated with this transaction, net loss for the first quarter of 2001 was $493,586 compared to a net loss of $199,214 for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, Chairman of our board, or entities controlled by Mr. Peters, have funded our operations by lending money to us and by leasing to us equipment used in our business. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. On February 21, 2001 Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. At March 31, 2001, the outstanding balance of that note was approximately $758,126. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $406,824 at March 31, 2001. On February 21, 2001 CTF, Inc. executed an amendment to the promissory note extending its term to February 23, 2003. This note bears interest at prime plus 2%. Additionally, during the first quarter of 2001 CTF, Inc. made total demand loans to the Company of $117,748. As of March 31, 2001 we had repaid all but $20,035 of such demand loans.

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

         In connection with the sale of the Debentures we also entered into a Registration Rights Agreement with the investors (the "Registration Rights Agreement") pursuant to which we agreed to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, upon the declaration of effectiveness of the registration statement filed on April 6, 2001 pursuant to the Registration Rights Agreement and provided certain other customary closing conditions are satisfied, the investors will be obligated to purchase, and the Company shall be obligated to sell and issue to the investors, additional Debentures in the aggregate principal amount of $225,000 and additional Warrants to purchase an aggregate of 150,000 shares of common stock, with the closing of such purchase to occur within ten business days of the effective date of the registration statement.

         Assuming all $450,000 of the Debentures were fully converted on May 9, 2001 the conversion price would have been $.278 and upon conversion the selling security holders would have received 1,618,705 (450,000/0.278) shares of common stock. Assuming that all 300,000 Warrants were fully exercised concurrently with such conversion the selling security holders would have received 1,918,705 shares of common, which following such conversion and exercise would represent approximately 38% of our total outstanding shares.

         Net cash used by operating activities was $228,207 in the first quarter of 2001 and $161,065 in the first quarter of 2000. In both such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during 2001 and into 2002. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and cash generated from the sale the Debentures described above will enable us to continue our operations through the summer of 2001. No assurance can be given, however, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. We expect to require additional financing to fund our operations at some point during the summer of 2001 and, to the extent that the Debentures have not been converted into shares of our common stock, we will require additional financing to repay the Debentures when due on February 23, 2002. However, the Securities Purchase Agreement requires us to obtain the consent of the investors who are party to that agreement prior to negotiating or contracting with any third party to obtain additional equity financing or debt financing with an equity component until 180 days after the effective date of the registration statement that we filed pursuant to the Registration Rights Agreement. We intend to explore various financing alternatives, including obtaining an equity credit line, the sale of convertible debt securities and the private placement of our equity securities. We have not yet received any commitments for additional financing and there is no assurance we will be able to obtain such financing. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and in order to continue as a going concern we might be required to substantially reduce expenses by among other things curtailing our efforts to increase sales of our PurTest(R) and PurGuard(R) product lines.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 1, 2000 we entered into a consulting agreement with The N.I.R. Group, LLC, a financial advisor, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 52,500 shares of our common stock. Such shares were issued on March 5, 2001. On February 16, 2001 we entered into an agreement with Integrity Capital, Inc., an investor relations firm, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm options to purchase 50,000 shares of our common stock at an exercise price equal to the average trading price for our common stock during the ten day period ending on the day the consultant begins providing services to us under the agreement. We issued these options with a per share exercise price of $.6125 on February 16, 2001. In March 2001 we entered into an agreement with Action Stocks Incorporated, an investor relations firm, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 26,190 shares of our common stock. We issued these shares on April 23, 2001. These securities were issued in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

o Neither the Company nor any person acting on its behalf solicited any offer to buy or sell the securities by any form of general solicitation or advertising.

o In each case, the purchaser was engaged in the investor relations or financial advisory business and was sophisticated with regard to investment matters.

o In its capacity as a consultant to the Company, each purchaser has had access to information regarding the Company and is knowledgeable about the Company and its business affairs.

o All shares of our common stock issued or to be issued to the purchasers were or will be issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

         On February 23, 2001, we issued 12% secured convertible debentures due February 23, 2002 in the aggregate principal amount of $225,000 to AJW Partners, LLC, New Millenium Capital Partners II, LLC and Equilibrium Equity, LLC, which are convertible into shares of our common stock. In connection with the sale of the debentures we also issued to these investors three-year warrants to purchase an aggregate of 150,000 shares of common stock. In connection with the sale of the debentures we also entered into a Registration Rights Agreement with these investors pursuant to which we agreed to file a registration statement for resale of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. Within ten business days after the effective date of this registration statement which was filed on April 6, 2001, the selling security holders will purchase additional debentures in the aggregate principal amount of $225,000 and additional warrants to purchase an aggregate of 150,000 shares of common stock. These securities were issued in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof and Rule 506 promulgated thereunder for transactions not involving a public offering. Use of this exemption is based on the following facts:

o Neither the Company nor any person acting on its behalf solicited any offer to buy or sell the securities by any form of general solicitation or advertising.

o At the time of purchase, each purchaser was an accredited investor, as defined in Rule 501(a) under the Securities Act.

o Each purchaser represented that it was acquiring the securities as a principal for its own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal and state securities laws.

o The securities were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

o In accordance with Rule 506 the Company filed a Form D with the SEC within 15 days following the sale of the debentures to the selling security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

     Exhibit No.  Document Description
     -----------  --------------------

     4.1 Form of Secured Convertible Debenture dated as of February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1,
                  2001)

     4.2 Schedule identifying omitted Secured Convertible Debentures dated as of February 23, 2001 which are substantially identical to the Form of Secured Convertible Debenture described in Exhibit 4.1 (Exhibit 4.2 to the Company's Form 10K-SB filed March 27, 2001)

     10.1 First Amendment to Promissory Note in favor of CTF, Inc. dated February 21, 2001 (Exhibit 10.8 to the Company's Form 10K-SB filed March 27, 2001)

     10.2 First Amendment to Promissory Note in favor of C. Wilbur Peters dated February 21, 2001 (Exhibit 10.9 to the Company's Form 10K-SB filed March 27, 2001)

     10.3 Securities Purchase Agreement dated as of February 23, 2001 between the Company AJW Partners, LLC, Millennium Capital Partners II, LLC and

                  Equilibrium Equity, LLC (Exhibit 10.1 to the Company's Form 8-K/A filed May 11, 2001)

     10.4 Registration Rights Agreement dated as of February 23, 2001 between the Company AJW Partners, LLC, Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.2 to the Company's Form 8-K filed March 1, 2001)

     10.5 Form of Stock Purchase Warrant dated as of February 23, 2001 (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

     10.6 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (Exhibit 10.13 to the Company's Form 10K-SB filed March 27,
                  2001)

     10.7 Security Agreement dated as of February 23, 2001 between the Company, AJW Partners, LLC, Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.14 to the Company's Form 10K-SB filed March 27, 2001)

(b)      Reports on Form 8-K

         On March 1, 2001 we filed a Current Report on Form 8-K in which we announced the sale of $225,000 of 12% secured convertible debentures to certain investors.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VITAL LIVING PRODUCTS, INC.



Date:  May 15, 2001                        By: /s/ Larry C. Pratt
                                               ---------------------------------
                                                   Larry C. Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT

     Exhibit No.  Document Description
     -----------  --------------------

     4.1 Form of Secured Convertible Debenture dated as of February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1,
                  2001)

     4.2 Schedule identifying omitted Secured Convertible Debentures dated as of February 23, 2001 which are substantially identical to the Form of Secured Convertible Debenture described in Exhibit 4.1 (Exhibit 4.2 to the Company's Form 10K-SB filed March 27, 2001)

     10.1 First Amendment to Promissory Note in favor of CTF, Inc. dated February 21, 2001 (Exhibit 10.8 to the Company's Form 10K-SB filed March 27, 2001)

     10.2 First Amendment to Promissory Note in favor of C. Wilbur Peters dated February 21, 2001 (Exhibit 10.9 to the Company's Form 10K-SB filed March 27, 2001)

     10.3 Securities Purchase Agreement dated as of February 23, 2001 between the Company AJW Partners, LLC, Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.1 to the Company's Form 8-K/A filed May 10, 2001)

     10.4 Registration Rights Agreement dated as of February 23, 2001 between the Company AJW Partners, LLC, Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.2 to the Company's Form 8-K filed March 1, 2001)

     10.5 Form of Stock Purchase Warrant dated as of February 23, 2001 (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

     10.6 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (Exhibit 10.13 to the Company's Form 10K-SB filed March 27,
                  2001)

     10.7 Security Agreement dated as of February 23, 2001 between the Company, AJW Partners, LLC, Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (Exhibit 10.14 to the Company's Form 10K-SB filed March 27, 2001)