Form 10KSB40/A
period 2000-12-31
VITAL LIVING PRODUCTS INC
filed 2001-05-31
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 2)


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

                                                              Page
                                                              ----
              Independent Auditor's Report                    F-1

              Balance Sheet                                   F-2

              Statement of Operations                         F-4

              Statement of Changes in Stockholders' Equity    F-5

              Statement of Cash Flows                         F-6

              Notes to Financial Statements                   F-8

                     INDEX TO AUDITED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


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
                                                 ========        ========


14.  MAJOR CUSTOMERS AND SEGMENT INFORMATION:

          Sales to two major customers comprised approximately 16% and 10% of total sales for the year ended December 31, 2000. Sales to three major customers comprised approximately 18%, 13% and 13% of total sales for the year ended December 31, 1999.

          Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has three reportable segments: water testing products, water treatment equipment and services, and vending machines and misting systems. These segments were determined based upon the types of products produced and sold by each segment. Segment performance is evaluated based on income from operations, excluding interest expense. Income from operations for each includes sales, direct expenses, and certain allocated expenses applicable to the segment. Expenses for management salaries, public and stockholder relations, and corporate matters, which are not applicable to the product based segments, are shown in the reconciliations below as corporate items. No income tax provision by segment is shown as the Company's combined statement of operations reflects a zero tax provision. Substantially all sales are in the United States, and all assets are located in the United States. There are no intersegment sales.

          The water testing products segment (water testing) includes the sale of a comprehensive line of home water testing kits. These are sold through the Company's website, and nationwide at retailers, water treatment dealers, water well drillers and other independent retailers and building centers. The water treatment equipment and services segment (water treatment) includes the sale of water treatment products to water treatment dealers and to retail customers. Our purification units utilize reverse osmosis technology to filter out contaminants and ultraviolet technology to treat bacteria in water. It includes a line of point of entry water treatment products such as softeners, neutralizers and iron filters. The company services all water treatment products that it sells as well as other water treatment products available on the market. The vending machines and misting systems segment (vending) consists of the sale of drinking water dispensed to consumers through self-service vending machines as well as high purity water used by grocery stores in produce-misting systems. The Company places vending machines inside or outside retail stores and has revenue sharing arrangements with the stores. In some locations, in addition to vending water to consumers, the machines are used to purify water used in produce-misting systems maintained for grocers.

          Financial information by segment is as follows:

                                        For the year ended December 31, 2000
          ------------------------------------------------------------------------------------------------
                                             Water         Water
                                            Testing      Treatment     Vending    Corporate       Total
                                          -----------    ---------    ---------   ---------    -----------
          Segment sales                   $   950,619    $ 429,847    $ 277,569          --    $ 1,658,035
          Operating income (loss)              95,860       12,567       32,884    (863,767)      (722,456)
          Interest expense                     35,585       22,138        8,011      11,595         77,329
          Interest income                          --        5,178           --          --          5,178
          Net income (loss)                    60,275       (3,547)      24,872    (875,361)      (793,761)

          Segment assets                      323,044      200,971       72,728     105,257        702,000
          Capital asset additions                  --       13,047       21,497      70,950        105,494
          Depreciation and amortization         5,218       25,746       55,441      11,781         98,186

                                        For the year ended December 31, 1999
          ------------------------------------------------------------------------------------------------
                                             Water         Water
                                            Testing      Treatment     Vending    Corporate       Total
                                          -----------    ---------    ---------   ---------    -----------
          Segment sales                   $ 1,196,090    $ 411,563    $ 339,368          --    $ 1,947,021
          Operating income (loss)             154,054       41,369       72,296    (699,291)      (431,572)
          Interest expense                    176,164      115,418       53,377      24,992        369,951
          Interest income                          --        6,429           --          --          6,429
          Net income (loss)                   (22,110)     (67,620)      18,920    (724,309)      (795,119)

          Segment assets                      317,538      208,042       96,212      45,049        666,841
          Capital asset additions                  --       19,175           --      35,565         54,740
          Depreciation and amortization         5,212       38,604       55,697       6,994        106,507


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


Dated:  May 31, 2001


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


               Signature                            Capacity                          Date
               ---------                            --------                          ----



/s/ Donald R. Podrebarac                   Director, Chief                         May 31, 2001
------------------------------------       Executive Officer and President
Donald R. Podrebarac                       (Principal Executive Officer)



/s/ C. Wilbur Peters                       Director, Chairman and Treasurer        May 31, 2001
------------------------------------
C. Wilbur Peters



/s/ Larry C. Pratt                         Vice President, Secretary and           May 31, 2001
------------------------------------       Director (Principal Financial
Larry C. Pratt                             Officer)



/s/ Phil Divine                            Director                                May 31, 2001
------------------------------------
Phil Divine



/s/ Duane G. Hansen                        Director                                May 31, 2001
------------------------------------
Duane G. Hansen

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