Form 10QSB/A
period 2001-03-31
VITAL LIVING PRODUCTS INC
filed 2001-05-31
CIK 882838

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

4.   SEGMENT INFORMATION:

          The Company has three reportable segments: water testing products, water treatment equipment and services, and vending machines and misting systems. Substantially all sales are in the United States, and all assets are located in the United States. There are no intersegment sales. Financial information by segment is as follows:

                                        For the quarter ended December 31, 2001
          ------------------------------------------------------------------------------------------------
                                             Water         Water
                                            Testing      Treatment     Vending    Corporate       Total
                                          -----------    ---------    ---------   ---------    -----------
          Segment sales                   $   222,425    $  89,221    $  61,826          --    $   373,472
          Operating income (loss)              28,499          311       20,217    (300,503)      (251,476)
          Interest expense                    120,262       68,632       21,506      41,997        252,397
          Interest income                          --          712           --          --            712
          Net income (loss)                   (91,763)     (58,033)      (1,290)   (342,500)      (493,586)

          Segment assets                      333,956      190,585       59,721     116,623        700,885
          Capital asset additions                  --        6,965           --          --          6,965
          Depreciation and amortization         1,536        3,382        8,543       3,615         17,076

                                        For the quarter ended December 31, 2000
          ------------------------------------------------------------------------------------------------
                                             Water         Water
                                            Testing      Treatment     Vending    Corporate       Total
                                          -----------    ---------    ---------   ---------    -----------
          Segment sales                   $   203,045    $ 129,418    $  55,755          --    $   388,218
          Operating income (loss)              27,966       10,259        2,031    (228,509)      (188,253)
          Interest expense                      5,721        3,869        1,996         829         12,415
          Interest income                          --        1,454           --          --          1,454
          Net income (loss)                    22,245        7,843           34    (229,336)      (199,214)

          Segment assets                      338,241      228,762      118,016      48,990        734,009
          Capital asset additions                  --        5,816       21,497       6,348         33,661
          Depreciation and amortization         1,303        8,677       14,482       2,220         26,682

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


                                           VITAL LIVING PRODUCTS, INC.




Date:  May 31, 2001                        By: /s/ Larry C. Pratt
                                               ---------------------------------
                                                   Larry C. Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)

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