Form 10QSB
period 2001-06-30
VITAL LIVING PRODUCTS INC
filed 2001-08-14
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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


                    5001 Smith Farm Road, Matthews, NC 28104
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 821-3200
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes           X     No
         ---------         ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2001.

              Common Stock, $0.01 par value . . . . . . . . . 3,992,256

Transitional Small Business Disclosure Format (check one):

Yes                 No         X
         ---------         ---------

PART I

ITEM 1.       FINANCIAL STATEMENTS


                         CONDENSED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2001

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

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2001


                                     ASSETS


CURRENT ASSETS:
   Cash                                                              $    400
   Accounts receivable, less allowance for doubtful
    accounts of $10,011                                               276,967
   Installment accounts receivable                                     10,158
   Prepaid expense                                                     28,178
   Inventory                                                          308,688
                                                                     --------
      Total current assets                                            624,391

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                      43,067
   Warehouse equipment                                                122,905
   Computer equipment                                                 192,202
   Vehicles                                                            75,833
   Water service equipment                                            427,871
   Leasehold improvements                                              23,563
                                                                     --------
                                                                      885,441
   Less accumulated depreciation                                      709,338
                                                                     --------
     Net property and equipment                                       176,103

OTHER ASSETS:
   Installment accounts receivable                                      9,670
   Deferred costs, net of accumulated amortization of $53,785          17,442
                                                                     --------
     Total other assets                                                27,112
                                                                     --------
                                                                     $827,606
                                                                     ========

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Bank overdrafts                                                $     59,911
   Trade accounts payable                                              199,752
   Accrued interest payable to related party                             5,769
   Accrued dividends                                                 1,242,000
   Accrued payroll and payroll taxes                                    33,677
   Current portion of vehicle loans payable                             10,072
   Accrued interest                                                     10,462
   Other accrued liabilities                                            31,513
   Convertible debentures payable                                      413,600
                                                                  ------------
      Total current liabilities                                      2,006,756

LONG-TERM NOTES PAYABLE:
   Notes payable to related parties                                  1,070,000
   Vehicle loans payable                                                 4,996
                                                                  ------------
     Total long-term notes payable                                   1,074,996

REDEEMABLE PREFERRED STOCK: Class A; $.01 par value;
     3,303,375 shares authorized, issued and outstanding                33,034

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     3,693,363 shares issued and 3,369,516 outstanding                  36,933
   Preferred stock - Class B, convertible; $.01 par value;
     1,000,000 shares authorized
     Series A - 575,000 shares outstanding                           1,150,000
     Series B - 31,290 shares outstanding                            1,783,935
   Paid-in capital                                                   8,590,661
   Treasury stock, 323,847 shares, at cost                             (75,000)
   Retained earnings (deficit)                                     (13,773,709)
                                                                  ------------
     Total stockholders' equity                                     (2,287,180)
                                                                  ------------
                                                                  $    827,606
                                                                  ============

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                                  2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
REVENUES:
   Product sales                                              $   562,626       $   414,926       $   848,843       $   713,443
   Service revenues                                                81,724            91,607           168,979           181,308
                                                              -----------       -----------       -----------       -----------
      Total revenues                                              644,350           506,533         1,017,822           894,751

COST OF GOODS SOLD:
   Direct material costs                                          265,725           210,470           420,431           369,921
   Labor, taxes and fringes                                        79,992            86,386           163,444           160,480
   Travel, vehicle and other costs                                 22,699            28,802            46,091            62,182
   Depreciation                                                    11,983            23,389            23,908            46,548
                                                              -----------       -----------       -----------       -----------
     Total cost of goods sold                                     380,399           349,047           653,874           639,131
                                                              -----------       -----------       -----------       -----------

GROSS MARGIN                                                      263,951           157,486           363,948           255,620

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries, taxes and fringes                                    106,838           104,100           210,973           201,184
   Sales commissions and brokerage costs                           57,286            35,803            80,463            61,811
   Marketing, advertising and promotion                            56,553            44,541            99,670            88,455
   Travel and vehicle costs                                         7,241            18,212            10,276            23,604
   Professional fees and costs                                    185,350            46,775           325,231           120,400
   Bad debt expense (recovery)                                        539             1,712            (2,261)            1,992
   Office and telephone costs                                      29,178            29,447            61,231            59,525
   Depreciation and amortization                                    5,186             3,764            10,337             7,287
   Insurance and other                                              9,978             4,761            13,702            11,244
                                                              -----------       -----------       -----------       -----------
      Total selling, general and administrative expenses          458,149           289,115           809,622           575,502

INCOME (LOSS) FROM OPERATIONS                                    (194,198)         (131,629)         (445,674)         (319,882)
                                                              -----------       -----------       -----------       -----------

OTHER REVENUES (EXPENSES):
    Interest expense                                             (252,794)          (17,979)         (505,191)          (30,394)
    Gain on sale of fixed assets                                       --                --             9,575                --
    Other                                                           1,095             1,339             1,807             2,793
                                                              -----------       -----------       -----------       -----------
     Total other revenues (expenses)                             (251,699)          (16,640)         (493,809)          (27,601)
                                                              -----------       -----------       -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                            (445,897)         (148,269)         (939,483)         (347,483)

INCOME TAX (PROVISION) BENEFIT                                         --                --                --                --
                                                              -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                             ($  445,897)      ($  148,269)      ($  939,483)      ($  347,483)
                                                              ===========       ===========       ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE                          ($     0.15)      ($     0.06)      ($     0.32)      ($     0.14)
                                                              ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      3,214,953         3,098,326         3,165,389         3,089,836
                                                              ===========       ===========       ===========       ===========

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                       Three Months Ended                    Six Months Ended
                                                                             June 30,                            June 30,
                                                                      2001             2000              2001              2000
                                                                  -----------       -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers and others                       $   522,893       $   398,318       $   920,695       $   721,842
    Cash paid to suppliers and employees                             (661,445)         (653,829)       (1,260,577)       (1,127,043)
    Interest paid                                                     (29,281)           (9,817)          (56,158)          (21,192)
                                                                  -----------       -----------       -----------       -----------
     Net cash used by operating activities                           (167,833)         (265,328)         (396,040)         (426,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (10,729)           (1,591)          (17,694)          (35,252)
   Payment for product design costs                                        --                --            (1,000)               --
   Cash received from sale of fixed asset                                  --                --             9,575                --
                                                                  -----------       -----------       -----------       -----------
      Net cash used by investing activities                           (10,729)           (1,591)           (9,119)          (35,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on bank overdraft, net                                      55,805             8,251            50,943           (11,120)
   Net proceeds from demand notes payable to related parties         (100,000)          256,500           (90,252)          438,500
   Payments on notes payable                                           (3,439)           (3,307)           (6,844)           (5,461)
   Proceeds from new borrowings                                       225,000             5,000           450,000            26,497
   Proceeds from common stock options exercised                           787                --             1,312            12,968
                                                                                    -----------       -----------       -----------
      Net cash provided by financing activities                       178,153           266,444           405,159           461,384
                                                                  -----------       -----------       -----------       -----------

NET DECREASE IN CASH                                                     (409)             (475)               --              (261)

CASH, beginning of period                                                 809               875               400               661
                                                                  -----------       -----------       -----------       -----------

CASH, end of period                                               $       400       $       400       $       400       $       400
                                                                  ===========       ===========       ===========       ===========

NONCASH TRANSACTIONS:
  Preferred Series A, Class B dividends of $69,000 were accrued during each of the six month periods ended June 30, 2001 and 2000.

  Certain salaries to Company employees totaling approximately $17,700 were paid by a stockholders during each of the six month periods ended June 30, 2001 and 2000.

  Options were granted to nonemployees for services provided during the six months ended June 30, 2001. The value of the options was approximately $29,100.

  Stock was issued to nonemployees for services provided during the six months ended June 30, 2001. The value of the stock was approximately $82,800.

  Debentures with value of $36,400, have been converted into 140,000 shares of common stock during the six months ended June 30, 2001.

                                    Continued

                           VITAL LIVING PRODUCTS, INC.

                                   (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


RECONCILIATION OF NET INCOME (LOSS) TO NET                            Three Months Ended               Six Months Ended
   CASH USED BY OPERATING ACTIVITIES:                                      June 30,                        June 30,
                                                                     2001           2000             2001            2000
                                                                  ---------       ---------       ---------       ---------
     Net income (loss)                                            ($445,897)      ($148,269)      ($939,483)      ($347,483)
     Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Depreciation and amortization                              17,169          27,153          34,245          53,835
          Services provided at no charge by stockholder               8,851           8,852          17,703          17,704
          Provision for interest related to issuance of
             debentures and warrants                                225,000              --         450,000              --
          Stock issued for professional services                     52,187              --          82,833              --
          Stock options issued for professional services             21,462          17,546          29,148          17,546
          Gain on sale of fixed assets                                   --              --          (9,575)             --
          Increase in accounts receivable                          (122,552)       (114,753)        (98,934)       (175,702)
          (Increase) decrease in inventory                            3,231         (32,272)        (16,702)        (31,299)
          Increase in prepaid expenses                               (8,201)             --         (11,414)             --
          Increase (decrease) in trade accounts payable              61,089         (29,414)         40,780          63,658
          Increase (decrease) in accrued interest payable to
            related party                                            (6,475)          8,162          (8,692)          9,202
          Increase in accrued payroll and payroll taxes              (8,958)         (1,883)         14,391          18,929
          Increase in accrued interest                                4,988              --           7,725              --
          Increase (decrease) in other accrued liabilities           30,273            (450)         11,935         (52,783)
                                                                  ---------       ---------       ---------       ---------
             Net cash used by operating activities                ($167,833)      ($265,328)      ($396,040)      ($426,393)
                                                                  =========       =========       =========       =========

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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


2. COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:

       As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of June 30, 2001.

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

       The Company expects to require additional financing to fund its operations during fiscal year 2001. In February 2001, the Company entered in to an equity financing agreement with a private equity investment fund, whereby the Company has received an initial cash infusion in the aggregate of $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund. (See Note 3.)

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

       As a part of this transaction, the debenture holders have received warrants to purchase up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices equal to the lesser of $.229 per share or 50% of market price, as defined.

       The investors have purchased $450,000 of debentures and received warrants for 300,000 shares of common stock. In June 2001, debentures for $36,400 were converted into 140,000 shares of common stock at 50% of market price, as defined. Based on stock prices prior to July 31, 2001, the remaining debentures could be converted into approximately 5,500,000 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company recorded $450,000 of interest expense and additional paid-in capital at the time of their issuance.

4.  SEGMENT INFORMATION:

       The Company has three reportable segments: water testing products, water treatment equipment and services, and vending machines and misting systems. Substantially all sales are in the United States, and all assets are located in the United States. There are no intersegment sales. Financial information by segment is as follows:

                                     For the six months ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                       Water            Water
                                      Testing         Treatment          Vending          Corporate           Total
                                   -----------       -----------       -----------        ---------       -----------


Segment sales                      $   650,568       $   252,560       $   114,694               --       $ 1,017,822

Operating income (loss)                138,379            48,134            34,212         (666,399)         (445,674)

Interest expense                       235,619           159,608            30,998           78,966           505,191

Interest income                             --             1,808                --               --             1,808

Net income (loss)                      (97,240)         (100,092)            3,215         (745,366)         (939,483)



Segment assets                         385,992           261,471            50,780          129,363           827,606

Capital asset additions                     --            15,259             2,390               --            17,649

Depreciation and amortization            3,088             6,821            17,088            7,248            34,245


                                     For the six months ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------
                                       Water            Water
                                      Testing         Treatment          Vending          Corporate           Total
                                   -----------       -----------       -----------        ---------       -----------
Segment sales                      $   509,316       $   235,136       $   150,299               --       $   894,751

Operating income (loss)                115,472            19,428             9,304         (464,086)         (319,882)

Interest expense                        15,915             8,450             4,212            1,817            30,394

Interest income                             --             2,793                --               --             2,793

Net income (loss)                       99,557            13,771             5,092         (465,903)         (347,483)



Segment assets                         447,700           237,698           118,489           51,110           854,997

Capital asset additions                     --               779            21,497           12,977            35,253

Depreciation and amortization            2,606            17,303            29,245            4,681            53,835

                                    For the three months ended June 30, 2001
-----------------------------------------------------------------------------------------------------------
                                     Water           Water
                                    Testing        Treatment        Vending        Corporate        Total
                                   ---------       ----------      ---------       ---------      ---------

Segment sales                      $ 428,143       $ 163,338       $  52,869             --       $ 644,350

Operating income (loss)              109,880          47,824          13,996       (365,898)       (194,198)

Interest expense                     115,358          90,975           9,492         36,969         252,794

Interest income                           --           1,095              --             --           1,095

Net income (loss)                     (5,477)        (42,059)          4,505       (402,866)       (445,897)



Depreciation and amortization          1,552           3,439           8,545          3,634          17,170



                                    For the three months ended June 30, 2000
-----------------------------------------------------------------------------------------------------------
                                     Water           Water
                                    Testing        Treatment        Vending        Corporate        Total
                                   ---------       ----------      ---------       ---------      ---------


Segment sales                      $ 306,271       $ 105,718       $  94,544             --       $ 506,533

Operating income (loss)               87,506           9,167           7,274       (235,576)       (131,629)

Interest expense                      10,194           4,581           2,216            988          17,979

Interest income                           --           1,339              --             --           1,339

Net income (loss)                     77,312           5,927           5,057       (236,565)       (148,269)



Depreciation and amortization          1,303           8,626          14,763          2,461          27,153

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto contained in Item 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 2001

         Revenues from operations for the second quarter of 2001 increased 36% to $562,626 from $414,926 for the second quarter of 2000. The increase in operating revenues was primarily the result of a 40% increase in sales of our PurTest(R) line of products, which grew from $306,271 in the second quarter of 2000 to $428,143 in the second quarter of 2001. Sales of our PurTest(R) products improved principally (1) as a result of receiving a large initial order for $200,000 of test strips and (2) in response to a telemarketing program we launched in late 2000 and which succeeded in increasing reorders from chain stores like Lowes, Ace Hardware and Do-it-Best. Also contributing to the improvement in operating revenues was an increase in revenues from the sale and service of water treatment equipment which, as a result of our successful implementation of a reorganization and retraining plan in our water treatment department during the first quarter of 2001, were up 55% from $105,718 in the second quarter of 2000 to $163,338 in the second quarter of 2001. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from our water vending and misting operations decreased 44% from $94,544 in the second quarter of 2000 to $52,869 in the second quarter of 2001.

         Gross margin was 41% in the second quarter of 2001 compared to 31% in the second quarter of 2000.

         Largely as a result of an increase in professional fees, which were primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and totalled $183,350 in the second quarter of 2001, up from $46,775 in the second quarter of 2000, loss from operations only was $194,198 in the second quarter of 2001 compared to a loss of $131,629 in the second quarter of 2000. We anticipate incurring a relatively high level of professional fees associated with our being a public reporting company and our continued exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES).

         In June 2001 we issued to certain investors $225,000 of convertible debentures and warrants to purchase an aggregate of 150,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we have recorded $225,000 of interest expense and additional paid in capital in the second quarter of 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities.

         Primarily as a result of the $225,000 in interest expense we recorded in connection with the issuance of debentures as described above and our incurring substantial professional fees associated with this transaction, net loss for the second quarter of 2001 was $445,897, compared to net loss for the second quarter of 2000 of $148,269.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

         Revenues from operations for the first six months of 2001 increased 14% to $1,017,822 from $894,751 for the first six months of 2000. The increase in operating revenues was primarily the result of a 28% increase in sales of our PurTest(R) line of products, which grew from $509,316 in the first six months of 2000 to $650,568 in the first six months of 2001. Sales of our PurTest(R) products improved principally (1) as a result of receiving a large initial order for $200,000 of test strips during the second quarter of 2001 and (2) in response to a telemarketing program we launched in late 2000 and which succeeded in increasing reorders from chain stores like Lowes, Ace Hardware and Do-it-Best. Also contributing to the improvement in operating revenues was an increase in revenues from the sale and service of water treatment equipment which, were up 7% from $235,136 in the first six months of 2000 to $252,560 in the first six months of 2001. Due chiefly to a shift in focus and resources toward development of our PurTest(R) line of products, revenues from our water vending and misting operations decreased 24% from $150,299 in the first six months of 2000 to $114,694 in the first six months of 2001.

         Gross margin increased to 36% in the first six months of 2001 from 29% in the first six months of 2000.

         Largely as a result of an increase in professional fees, which were primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and totalled $325,231 in the first six months of 2001, up from $120,400 in the first six months of 2000, loss from operations only was $445,674 in the first six months of 2001 compared to a loss of $319,882 in the first six months of 2000. We anticipate incurring a relatively high level of professional fees associated with our being a public reporting company and our continued exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES).

         In February and June 2001 we issued to certain investors $450,000 of convertible debentures and warrants to purchase an aggregate of 300,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we have recorded $450,000 of interest expense and additional paid in capital in the first six month of 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities.

         Primarily as a result of the $450,000 in interest expense we recorded in connection with the issuance of debentures as described above and our incurring substantial professional fees associated with this transaction, net loss for the first six months of 2001 was $939,483, compared to net loss for the first six months of 2000 of $347,483.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, Chairman of our board, or entities controlled by Mr. Peters, have funded our operations by lending money to us and by leasing to us equipment used in our business. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. On February 21, 2001 Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. At June 30, 2001, the outstanding balance of that note was approximately $753,163. Under a $400,000 promissory note dated September 1, 1992 issued by us to CTF, Inc., a non-profit corporation controlled by Mr. Peters, we owed approximately $322,605 at June 30, 2001. On February 21, 2001 CTF, Inc. executed an amendment to the promissory note extending its term to February 23, 2003. This note bears interest at prime plus 2%.

         Pursuant to a Securities Purchase Agreement dated February 23, 2001, in February and June, 2001, we received a $450,000 private equity investment from several investment funds through the issuance of $450,000 aggregate principal amount of 12% Secured Convertible Debentures due February 23, 2002 (the "Debentures"), which are convertible into shares of our common stock at a conversion price of the lesser of $.278 and fifty percent of the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of conversion. In connection with the sale of the Debentures we also issued to the investors three-year warrants (the "Warrants") to purchase an aggregate of 300,000 shares of common stock at an exercise price equal to the lesser of $.229 and the average of the lowest three inter-day trading prices for our common stock during the ten trading day period ending one trading day prior to the date of exercise. As of August 13, 2001 the outstanding balance of the Debentures was approximately $373,600.

         Assuming the remaining balance of the Debentures was fully converted on August 13, 2001 the conversion price would have been $.06 and upon conversion the investors would have received 6,226,667 ($373,600/$.06) shares of common stock. Assuming that all 300,000 Warrants were fully exercised concurrently with such conversion the investors would have received 6,526,667 shares of common, which following such conversion and exercise would have represented approximately 62% of our total outstanding shares.

         Net cash used by operating activities was $396,040 in the first six months of 2001 and $426,393 in the first six months of 2000. In both such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during 2001 and into 2002. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from operations, and cash generated from the sale the Debentures described above will enable us to continue our operations into the fall of 2001. No assurance can be given, however, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. We expect to require additional financing to fund our operations at some point during the fall of 2001 and, to the extent that the Debentures have not been converted into shares of our common stock, we will require additional financing to repay the Debentures when due on February 23, 2002. However, the Securities Purchase Agreement requires us to obtain the consent of the investors who are party to that agreement prior to negotiating or contracting with any third party to obtain additional equity financing or debt financing with an equity component until 180 days after the effective date of the registration statement that we filed pursuant to the Registration Rights Agreement. We intend to explore various financing alternatives, including obtaining an equity credit line, the sale of convertible debt securities and the private placement of our equity securities. We have not yet received any commitments for additional financing and there is no assurance we will be able to obtain such financing. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and in order to continue as a going concern we might be required to substantially reduce expenses by among other things curtailing our efforts to increase sales of our PurTest(R) and PurGuard(R) product lines.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 15, 2001 we entered into a consulting agreement with The N.I.R. Group, LLC, a financial advisor, pursuant to which we agreed as partial consideration for the services to be rendered to us under the agreement to issue to such firm 52,500 shares of our common stock. Such shares were issued on June 26, 2001. These securities were issued in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

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

         On June 15, 2001, we issued 12% secured convertible debentures due February 23, 2002 in the aggregate principal amount of $225,000 to AJW Partners, LLC, New Millenium Capital Partners II, LLC and Equilibrium Equity, LLC, which are convertible into shares of our common stock. In connection with the sale of the debentures we also issued to these investors three-year warrants to purchase an aggregate of 150,000 shares of common stock. These securities were issued in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof and Rule 506 promulgated thereunder for transactions not involving a public offering. Use of this exemption is based on the following facts:

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.       Document Description
         -----------       --------------------

         4.1 Form of Secured Convertible Debenture dated as of February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1, 2001)

         4.2 Schedule identifying omitted Secured Convertible Debentures dated as of June 15, 2001 which are substantially identical to the Form of Secured Convertible Debenture described in Exhibit 4.1 (Exhibit 4.2 to the Company's Form 10K-SB filed March 27, 2001)

         10.1 Form of Stock Purchase Warrant dated as of February 23, 2001 (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

         10.2 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (Exhibit 10.13 to the Company's Form 10K-SB filed March 27, 2001)


         (b) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VITAL LIVING PRODUCTS, INC.



Date:  August 14 , 2001                   By:   /s/ Larry C. Pratt
                                              ----------------------------------
                                                   Larry C. Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT

Exhibit No.       Document Description
-----------       --------------------

4.1 Form of Secured Convertible Debenture dated as of February 23, 2001 (Exhibit 4.1 to the Company's Form 8-K filed March 1,
                  2001)

4.2 Schedule identifying omitted Secured Convertible Debentures dated as of February 23, 2001 which are substantially identical to the Form of Secured Convertible Debenture described in Exhibit 4.1

10.1 Form of Stock Purchase Warrant dated as of February 23, 2001 (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

10.2 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit 10.12 (Exhibit 10.13 to the Company's Form 10K-SB filed March 27, 2001)