Form 10QSB
period 2001-09-30
VITAL LIVING PRODUCTS INC
filed 2001-11-14
CIK 882838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    -----------      -----------

State the number of shares outstanding of each of the issuer's classes of Common Stock as of November 6, 2001.

          Common Stock, $0.01 par value . . . . . . . . . 16,294,366

PART I

ITEM 1.  FINANCIAL STATEMENTS


                         CONDENSED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2001

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

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001


                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                                             $1,256
   Accounts receivable, less allowance for doubtful accounts of $10,011                                            140,806
   Installment accounts receivable                                                                                  14,218
   Other assets                                                                                                      8,860
   Prepaid expense                                                                                                     150
   Inventory                                                                                                       318,972
                                                                                                           ----------------
     Total current assets                                                                                          484,262

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                                                   43,067
   Warehouse equipment                                                                                             117,881
   Computer equipment                                                                                              192,787
   Vehicles                                                                                                         75,833
   Water service equipment                                                                                         427,471
   Leasehold improvements                                                                                           23,563
                                                                                                           ----------------
                                                                                                                   880,602
   Less accumulated depreciation                                                                                   713,480
                                                                                                           ----------------
     Net property and equipment                                                                                    167,122

OTHER ASSETS:
   Installment accounts receivable                                                                                   5,594
   Deferred costs, net of accumulated amortization of $55,318                                                       15,909
                                                                                                           ----------------
     Total other assets                                                                                             21,503
                                                                                                           ----------------
                                                                                                                  $672,887
                                                                                                           ================

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade accounts payable                                                                                         $211,513
   Accrued interest payable to related party                                                                        16,237
   Accrued dividends                                                                                             1,276,500
   Accrued payroll and payroll taxes                                                                                28,221
   Current portion of vehicle loans payable                                                                          8,459
   Accrued interest                                                                                                 12,424
    Other accrued liabilities                                                                                        1,140
   Convertible debentures payable                                                                                  373,600
                                                                                                           ----------------
      Total current liabilities                                                                                  1,928,094

LONG-TERM NOTES PAYABLE:
   Notes payable to related parties                                                                              1,127,000
   Vehicle loans payable                                                                                             3,138
                                                                                                           ----------------
     Total long-term notes payable                                                                               1,130,138

REDEEMABLE PREFERRED STOCK: Class A; $.01 par value;
     3,303,375 shares authorized, issued and outstanding                                                            33,034

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares authorized;  4,316,103
     shares issued and 3,992,256 outstanding                                                                        43,161
   Preferred stock - Class B, convertible; $.01 par value; 1,000,000 shares authorized
     Series A -  575,000 shares outstanding                                                                      1,150,000
     Series B - 31,290 shares outstanding                                                                        1,783,935
    Paid-in capital                                                                                              8,668,321
   Treasury stock, 323,847 shares, at cost                                                                         (75,000)
    Retained earnings (deficit)                                                                                (13,988,796)
                                                                                                           ----------------
     Total stockholders' equity                                                                                 (2,418,379)
                                                                                                           ----------------
                                                                                                                  $672,887
                                                                                                           ================

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

     For the Three Months and Nine Months Ended September 30, 2001 and 2000

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                                 2001              2000              2001              2000
                                                             -----------       -----------       -----------       -----------
REVENUES:

   Product sales                                             $   282,918       $   292,665       $ 1,131,761       $ 1,006,108
   Service revenues                                               75,327           102,473           244,306           283,781
                                                             -----------       -----------       -----------       -----------
      Total revenues                                             358,245           395,138         1,376,067         1,289,889

COST OF GOODS SOLD:
   Direct material costs                                         144,202           154,361           564,633           524,282
   Labor, taxes and fringes                                       59,461            74,605           222,905           235,085
   Travel, vehicle and other costs                                18,306            25,744            64,397            87,926
   Depreciation                                                    4,917            23,144            28,825            69,692
                                                             -----------       -----------       -----------       -----------
     Total cost of goods sold                                    226,886           277,854           880,760           916,985
                                                             -----------       -----------       -----------       -----------

 GROSS MARGIN                                                    131,359           117,284           495,307           372,904

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries, taxes and fringes                                    95,104            94,238           306,077           295,422
   Sales commissions and brokerage costs                          23,021            26,645           103,484            88,456
   Marketing, advertising and promotion                           35,561            99,640           135,231           188,095
   Travel and vehicle costs                                        3,461             7,928            13,737            31,532
   Professional fees and costs                                    92,925            40,171           418,156           160,571
   Bad debt expense (recovery)                                       715            (1,818)           (1,546)              174
   Office and telephone costs                                     32,752            38,173            93,983            97,698
   Depreciation and amortization                                   5,241             4,282            15,578            11,569
   Insurance and other                                             3,776             4,348            17,478            15,592
                                                             -----------       -----------       -----------       -----------
     Total selling, general and administrative expenses          292,556           313,607         1,102,178           889,109

 INCOME (LOSS) FROM OPERATIONS                                  (161,197)         (196,323)         (606,871)         (516,205)
                                                             -----------       -----------       -----------       -----------

 OTHER REVENUES (EXPENSES):
   Interest expense                                              (27,660)          (25,023)         (532,851)          (55,417)
   Gain (loss) on sale of fixed assets                            (1,788)             --               7,787              --
   Other                                                          10,064             1,167            11,871             3,960
                                                             -----------       -----------       -----------       -----------
     Total other revenues (expenses)                             (19,384)          (23,856)         (513,193)          (51,457)
                                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                           (180,581)         (220,179)       (1,120,064)         (567,662)

INCOME TAX (PROVISION) BENEFIT                                      --                --                --                --
                                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                            ($  180,581)      ($  220,179)      ($1,120,064)      ($  567,662)
                                                             ===========       ===========       ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE                         ($     0.06)      ($     0.08)      ($     0.36)      ($     0.22)
                                                             ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     3,837,333         3,098,326         3,389,371         3,092,666
                                                             ===========       ===========       ===========       ===========

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     For the Three Months and Nine Months Ended September 30, 2001 and 2000

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                     2001            2000             2001             2000
                                                                  ---------       ---------       -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                        $ 495,627       $ 491,945       $ 1,416,321       $ 1,213,787
   Cash paid to suppliers and employees                            (481,222)       (577,440)       (1,740,486)       (1,704,483)
   Interest paid                                                     (5,769)        (26,841)          (61,927)          (48,033)
                                                                  ---------       ---------       -----------       -----------
      Net cash provided (used) by operating activities                8,636        (112,336)         (386,092)         (538,729)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (1,390)        (19,220)          (19,084)          (54,472)
   Payment for product design costs                                    --              --              (1,000)             --
   Cash received from sale of fixed asset                              --             1,649             9,575             1,649
                                                                  ---------       ---------       -----------       -----------
      Net cash used by investing activities                          (1,390)        (17,571)          (10,509)          (52,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on bank overdraft, net                                   (59,919)          8,146            (8,976)           (2,974)
   Net proceeds from demand notes payable to related parties         57,000         126,000           (33,252)          564,500
   Payments on notes payable                                         (3,471)         (6,542)          (10,315)          (12,003)
   Proceeds from new borrowings                                        --             2,303           450,000            28,800
   Proceeds from common stock options exercised                        --              --                --              12,968
                                                                                  ---------       -----------       -----------
      Net cash provided (used) by financing activities               (6,390)        129,907           397,457           591,291
                                                                  ---------       ---------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                         856            --                 856              (261)

CASH, beginning of period                                               400             400               400               661
                                                                  ---------       ---------       -----------       -----------

CASH, end of period                                               $   1,256       $     400       $     1,256       $       400
                                                                  =========       =========       ===========       ===========

NONCASH TRANSACTIONS:
  Preferred Series A, Class B dividends of $103,500 were accrued during each of the nine month periods ended September 30, 2001 and 2000.

  Certain salaries to Company employees totaling approximately $26,600 were paid by a stockholder during each of the nine month periods ended September 30, 2001 and 2000.

  Options were granted to nonemployees for services provided during the nine months ended September 30, 2001. The value of the options was approximately $42,900.

  Stock was issued to nonemployees for services provided during the nine months ended September 30, 2001. The value of the stock was approximately $109,700.

  Debentures with value of $76,400 plus accrued interest on debentures with a value of $9,460, have been converted into 670,740 shares of common stock during the nine months ended September 30, 2001.


                                    Continued

                           VITAL LIVING PRODUCTS, INC.

                                   (Unaudited)

     For the Three Months and Nine Months Ended September 30, 2001 and 2000

RECONCILIATION OF NET INCOME (LOSS) TO NET                             Three Months Ended           Nine Months Ended
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                          September 30,                 September 30,
                                                                       2001          2000           2001           2000
                                                                    ---------     ---------     -----------      ---------
Net income (loss)                                                   $(180,581)    $(220,179)    $(1,120,064)     $(567,662)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
     Depreciation and amortization                                     10,158        27,426          44,403         81,262
     (Gain) loss on sale of fixed assets                                1,788          (851)         (7,787)          (851)
     Services provided at no charge by stockholder                      8,852         8,852          26,555         26,556
     Provision for interest related to issuance of
       debentures and warrants                                           --            --           450,000           --
     Stock issued for professional services                            25,577          --           109,722           --
     Stock options issued for professional services                    13,776        25,691          42,924         43,237
     (Increase) decrease in accounts receivable                       136,178        96,491          37,244        (79,211)
     Increase in other receivables                                     (8,860)         --            (8,860)          --
     (Increase) decrease in inventory                                 (10,284)       15,493         (26,986)       (15,807)
     (Increase) decrease in prepaid expenses                           14,251       (11,787)          2,837        (11,787)
     Increase (decrease) in trade accounts payable                     11,720       (28,272)         52,500         35,386
     Increase (decrease) in accrued interest payable to
       related party                                                   10,468        (1,818)          1,776          7,384
     Increase (decrease) in accrued payroll and payroll taxes          (5,456)       (3,832)          8,935         15,097
     Increase in accrued interest                                      11,422          --            19,147           --
     Decrease in other accrued liabilities                            (30,373)      (19,550)        (18,438)       (72,333)
                                                                   ----------     ---------       ---------      ---------
        Net cash provided (used) by operating activities           $    8,636     $(112,336)     $   386,092     $(538,729)
                                                                   ==========     =========       =========      =========

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001


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


2.  COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:
       As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern as of September 30, 2001.

       Management continues to focus on its marketing and sales of water testing kits. Management believes that this line will help the Company to achieve profitability. The Company's ultimate ability to become profitable, however, is contingent on its achieving significantly higher sales levels. Until that occurs and until the Company generates positive cash flow from operations, additional outside funding will continue to be required.

       During 2001, the Company has received funding from two private placement transactions. In February 2001, the Company entered into an equity financing agreement with a private equity investment fund, whereby the Company has received $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund. (See Note 3.) In October 2001, the Company received $627,500 through a private placement of 8,626,711 shares of common stock. (See Note 4.) Management expects that cash on hand, cash generated from these financing arrangements and cash generated from operations will enable the Company to continue its operations through at least the end of 2002. No assurance can be given, however, that such funds will satisfy the Company's needs for such period or that, if needed, additional funds will be available.

       If, under these new financing agreements and/or subsequent financing agreements, the Company cannot meet its cash requirements for the next fiscal year, its financial condition and results of operations could be materially adversely affected and it may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3. ADDITIONAL FINANCING - ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS:
       During 2001, the Company borrowed $450,000 from an investment group under convertible debentures. These debentures, which require the payment of interest at 12% per year, will become due in February 2002. They are secured by substantially all company assets and provide for certain restrictions on additional borrowings, issuance of equity securities, and payment of dividends on common stock. The debentures were initially convertible into the Company's common stock at the lesser of $.278 per share or 50% of market price for that stock, as defined. As a result of certain antidilutions adjustments, as of October 31, 2001, the remaining $303,082 balance of debentures was convertible into common stock at a conversion price equal to the lesser of $0.06 or 50% of the market price, as defined.

       As a part of this transaction, the debenture holders received warrants to purchase up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices initially equal to the lesser of $.229 per share or 50% of market price, as defined. As a result of certain antidilution adjustments, the warrants are now exercisable for an aggregate of 605,254 shares of common stock at an exercise price equal to the lesser of $0.11, subject to adjustment under certain antidilutions provisions, or the average of the lowest three inter-day trading prices of the Company's common stock during the ten trading day period ending one trading day prior to the date of exercise.

       As of September 30, 2001, debentures for $76,400 and accrued interest on the debentures of $9,460 had been converted into 670,740 shares of common stock. Additional debentures and accrued interest totaling $82,942 were converted in October 2001 into 3,317,721 shares of common stock. Based on stock prices prior to October 31, 2001, the remaining debentures could be converted into approximately 5,051,000 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company recorded $450,000 of interest expense and additional paid-in capital at the time of their issuance.

4.  SUBSEQUENT EVENTS:
       In October 2001, the Company issued 8,626,711 shares of common stock in a private placement transactions for aggregate consideration of $627,500.

       At September 30, 2001, the Company had approximately $750,000 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This loan is due in February 2003. This line of credit is unsecured and provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. On October 22, 2001, Mr. Peters executed an amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At October 31, 2001, the outstanding balance of that note was approximately $457,590.

       At September 30, 2001, the Company had borrowings from CTF, Inc., an affiliate of Mr. Peters, of $400,000. The unsecured note is due in February 2003 and has an interest rate of prime plus 2%. On July 1, 2001, CTF, Inc. executed an amendment to the promissory note under which CTF, Inc. agreed to accept prepayments to the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At October 31, 2001, the outstanding balance of that note was approximately $8,986.


5.  SEGMENT INFORMATION:
       The Company has three reportable segments: water testing products, water treatment equipment and services, and vending machines and misting systems. Substantially all sales are in the United States, and all assets are located in the United States. There are no intersegment sales. Financial information by segment is as follows:

                                            For the nine months ended September 30, 2001
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                    -------       ---------       -------       ---------         -----
         Segment sales                              $862,640       $343,640       $169,787      $    --       $ 1,376,067
         Operating income (loss)                     174,890         61,300         64,379       (907,440)       (606,871)
         Interest expense                            262,678        151,268         32,500         86,405         532,851
         Interest income                                --            5,960           --             --             5,960
         Net income (loss)                          (91,510)       (68,225)         32,327       (992,656)     (1,120,064)

         Segment assets                              336,411        188,390         40,476        107,610         672,887
         Capital asset additions                        --           16,108          2,976           --            19,084
         Depreciation and amortization                 4,621         11,738         17,086         10,958          44,403

                                            For the nine months ended September 30, 2000
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                    -------       ---------       -------       ---------         -----
         Segment sales                              $722,161       $336,881       $230,847       $   --        $1,289,889
         Operating income (loss)                     140,005         20,473         37,290       (713,973)       (516,205)
         Interest expense                             27,492         15,052          7,316          5,557          55,417
         Interest income                                --            3,960           --             --             3,960
         Net income (loss)                           112,514          9,381         29,975       (719,532)       (567,662)

         Segment assets                              369,976        202,573         98,453         74,796         745,798
         Capital asset additions                        --            8,531         21,497         24,444          54,472
         Depreciation and amortization                 3,909         25,687         44,006          7,660          81,262

                                           For the three months ended September 30, 2001
         -----------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                    -------       ---------       -------       ---------         -----
         Segment sales                              $212,072        $91,081        $55,092       $   --         $358,245
         Operating income (loss)                      36,511         13,166         30,167       (241,041)      (161,197)
         Interest expense                             13,635          7,852          1,687          4,486         27,660
         Interest income                                -             4,152           --             --            4,152
         Net income (loss)                            22,876         13,592         28,479       (245,528)      (180,581)

         Depreciation and amortization                 1,533          4,917           --            3,708         10,158

                                           For the three months ended September 30, 2000
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                    -------       ---------       -------       ---------         -----
         Segment sales                              $212,845       $101,746        $80,547      $    --         $ 395,138
         Operating income (loss)                      24,533          1,045         28,831       (250,732)       (196,323)
         Interest expense                             11,576          6,603          3,104          3,740          25,023
         Interest income                                --            1,167           --             --             1,167
         Net income (loss)                            12,957        (3,544)         24,883       (254,475)       (220,179)

         Depreciation and amortization                 1,303          8,626         14,763          2,734          27,426

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto contained in Item 1.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Revenues from operations for the third quarter of 2001 decreased 9% to $358,245 from $395,138 for the third quarter of 2000. The decrease in operating revenues was primarily the result of a 33% decrease in revenues from our water vending and misting operations which, due to a shift in focus and resources toward development of our PurTest(R) line of products, dropped to $55,092 in the third quarter of 2001 from $80,547 in the third quarter of 2000. Also contributing to the decrease in operating revenues was a decrease in revenues from the sale and service of water treatment equipment which were down 10% from $101,746 in the third quarter of 2000 to $91,081 in the third quarter of 2001. Sales of our PurTest(R) line of products remained steady at $212,072 the third quarter of 2001 compared to $212,845 in the third quarter of 2000.

         Gross margin was 37% in the third quarter of 2001 compared to 30% in the third quarter of 2000.

         Largely as a result of a decrease in marketing, advertising and promotion costs which we cut in the third quarter of 2001 to preserve cash while we sought additional financing for our operations (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and which were down 64% from $99,640 in the third quarter of 2000 to $35,561 in the third quarter of 2001, partially offset by an increase in professional fees, which were primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and totaled $92,925 in the third quarter of 2001, up from $40,171 in the third quarter of 2000, loss from operations only was reduced to $161,197 in the third quarter of 2001 from a loss of $196,323 in the third quarter of 2000. Since during October 2001 we were successful at obtaining additional financing for our operations (see discussion below under LIQUIDITY AND CAPITAL RESOURCES), we expect marketing, advertising and promotion costs to increase substantially from the low level of such costs incurred in the third quarter of 2001. We also anticipate incurring a relatively high level of professional fees associated with our being a public reporting company (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and in connection with our efforts to develop PurTest(R) Anthrax Test (see discussion below under PURTEST(R) ANTHRAX TEST).

         Primarily as a result of the decrease in marketing, advertising and promotion costs noted above, partially offset by the increase in professional fees noted above, net loss for the third quarter of 2001 was $180,581, compared to net loss for the third quarter of 2000 of $220,179.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Revenues from operations for the first nine months of 2001 increased 7% to $1,376,067 from $1,289,889 for the first nine months of 2000. The increase in operating revenues was primarily the result of a 19% increase in sales of our PurTest(R) line of products, which grew from $722,161 in the first nine months of 2000 to $862,640 in the first nine months of 2001. Sales of our PurTest(R) products improved principally (1) as a result of receiving a large initial order for $200,000 of test strips during the second quarter of 2001 and (2) in response to a telemarketing program we launched in late 2000 and which succeeded in increasing reorders from chain stores like Lowes, Ace Hardware and Do-it-Best. Also contributing to the improvement in operating revenues was an increase in revenues from the sale and service of water treatment equipment which were up 2% from $336,881 in the first nine months of 2000 to $343,640 in the first nine months of 2001, mitigated by a decrease in revenues from our water vending and misting operations down 26% from $230,847 in the first nine months of 2000 to $169,787 in the first nine months of 2001. Revenues from water vending and misting operations were down chiefly as a result of a shift in focus and resources toward development of our PurTest(R) line of products.

         Gross margin was 36% in the first nine months of 2001 compared to 29% in the first nine months of 2000.

         Largely as a result of an increase in professional fees, which were primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and totaled $418,156 in the first nine months of 2001, up from $160,571 in the first nine months of 2000, loss from operations only was $606,871 in the first nine months of 2001 compared to a loss of $516,205 in the first nine months of 2000. We anticipate incurring a relatively high level of professional fees associated with our being a public reporting company (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and in connection with our efforts to develop PurTest(R) Anthrax Test (see discussion below under PURTEST(R) ANTHRAX TEST).

         In February and June 2001 we issued to certain investors $450,000 of convertible debentures and warrants to purchase an aggregate of 300,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we have recorded $450,000 of interest expense and additional paid in capital in the first nine month of 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities.

         Primarily as a result of the $450,000 in interest expense we recorded in connection with the issuance of debentures as described above and our incurring substantial professional fees associated with this transaction, net loss for the first nine months of 2001 was $1,120,064, compared to net loss for the first nine months of 2000 of $567,662.

PurTest(R) Anthrax Test

         In October 2001 we announced that we were working on the development of a home testing kit for the anthrax bacteria that we plan to bring to market in November 2001. PurTest(R) Anthrax Test is still in development, however, and may not ever be successfully brought to market. During November 2001 and before bringing the test to market we plan to have an independent laboratory verify its effectiveness. There can be no assurance, however, that we will be able to have an independent laboratory verify PurTest(R) Anthrax Test's effectiveness on the schedule we have outlined or ever. We plan to obtain necessary components for PurTest(R) Anthrax Test from one of our existing suppliers with whom we have a Marketing and Manufacturing Agreement under which the supplier provides us component parts for a number of our existing PurTest(R) water testing products. We have not yet finalized all terms with respect to this arrangement but we expect to so finalize the arrangement in the near future. Because demand for PurTest(R) Anthrax Test appears to be strong, if we are able to successfully bring the product to market and achieve broad distribution of the product through our existing retail distribution network or otherwise, sales in the last quarter of 2001 and the first quarter of 2002 could increase significantly. If for any reason, including because we fail to have an independent laboratory verify PurTest(R) Anthrax Test's effectiveness or because we are unable to successfully negotiate satisfactory final terms with the supplier described above, we are unable to bring the product to market on the timeline we have outlined, we expect sales in the last quarter of 2001 and the first quarter of 2002 to remain relatively flat compared to the previous year quarters. Since we have incurred and will continue to incur substantial expenses (including professional fees and expenses) in connection with our efforts to develop PurTest(R) Anthrax Test, if we fail to increase sales significantly in the last quarter of 2001 and the first quarter of 2002, operating and net loss for the periods will likely increase significantly compared to the previous year quarters. We are not aware of any other company currently offering a home testing kit similar to PurTest(R) Anthrax Test. It is likely, however, that other companies will develop similar products that may compete directly with PurTest(R) Anthrax Test. The entry of competitors in the market for home testing kits for the anthrax bacteria, which could include larger companies which may have significantly greater financial, development, marketing and distribution resources than we do, would likely negatively impact our ability to achieve significant sales of PurTest(R) Anthrax Test.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Throughout that time C. Wilbur Peters, chairman of our board, or entities controlled by Mr. Peters have funded our operations by lending money to us and by leasing equipment to us used in our business. As of June 30, 1999 our total indebtedness to Mr. Peters for money borrowed and for accrued and unpaid amounts due under equipment leases was approximately $5,180,000. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,535 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. On February 21, 2001, Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. On October 22, 2001 Mr. Peters executed another amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At October 31, 2001, the outstanding balance of that note was approximately $457,590. Pursuant to a promissory note dated September 1, 1992 on such date we borrowed $400,000 from CTF, Inc., a non-profit corporation controlled by Mr. Peters. This note was originally payable in full on May 9, 1993. On February 21, 2001, CTF, Inc. executed an amendment to this note extending its term to February 23, 2003. On July 1, 2001 CTF, Inc. executed another amendment to the promissory note under which CTF, Inc. agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. This note bears interest at prime plus 2%. At October 31, 2001, the outstanding balance of that note was approximately $8,986.

         Pursuant to a Securities Purchase Agreement dated February 23, 2001, as of June 15, 2001 we had received a $450,000 investment from certain investors through the issuance of $450,000 aggregate principal amount of 12% Secured Convertible Debentures due February 23, 2002. As of November 6, 2001 these debentures were convertible into shares of our common stock at a conversion price of the lesser of $0.06, subject to adjustment under certain antidilution provisions, and fifty percent of the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of conversion. In connection with the sale of the debentures we also issued to the investors three-year warrants which as of November 6, 2001 were exercisable for an aggregate of 605,254 shares of common stock at an exercise price equal to the lesser of $0.11, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the ten trading day period ending one trading day prior to the date of exercise.

         As of November 6, 2001 the investors held a total of approximately $296,915 of debentures which were convertible into a minimum of 4,948,575 ($296,915/$0.06) shares of common stock. Assuming that as of November 6, 2001 the debentures were fully converted and all 605,254 of the warrants were fully exercised, and including 357,678 shares of restricted stock held by the investors, the investors would hold 5,911,506 shares of common stock, which would represent approximately 27% of our total outstanding shares.

         In October 2001 we raised $627,500 through the private placement of 8,626,711 shares of common stock. We used the proceeds from the sale of these securities to pay down the balance on our notes to Mr. Peters and CTF, Inc. Pursuant to the amendments to these notes described above, Mr. Peters and CTF, Inc. are required to re-lend to us on demand through February 23, 2003 the amount of the payments we made on these notes. During the first half of November 2001 we expect to raise an additional $62,500 through the private placement of an additional 844,595 shares of common stock and through the end of 2001 we plan to consider raising up to an additional $310,000 through the private placement of additional shares of common stock.

         Net cash provided by operating activities was $8,636 in the third quarter of 2001 compared to net cash used by operating activities of $112,336 in the third quarter of 2000. Net cash used by operating activities was $386,092 in the first nine months of 2001 and $538,729 in the first nine months of 2000. In all such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. We do not expect positive cash flows from our operations during the last quarter of 2001 and into 2002. Even if we are successful in continuing to expand our product distribution, we expect that such expansion will continue to require additional cash. We believe that our cash on hand, cash generated from the financing arrangements described above and cash generated from operations will enable us to continue our operations through the end of 2002. No assurance can be given, however, that such funds will satisfy our needs for such period or that, if needed, additional funds will be available. If we are unable to obtain any such additional necessary financing our financial condition and results of operations could be materially adversely affected and we might not we be able to continue to fund our operations.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements in this prospectus as to projections of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: our ability to successfully develop and then achieve broad distribution of PurTest(R) Anthrax Test; product liability claims; general economic conditions in our markets including inflation; recession; loss of key customers; supply interruptions; increased competition from existing competitors and from any new entrants in our markets; any loss of key management personnel; changes in governmental regulations applicable to our business; and the availability of additional funding necessary to support our operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.       Document Description
         -----------       --------------------

             3.1 Certificate of Amendment to Certificate of Incorporation (Exhibit 3.2 to the Company's Form SB-2 filed November 9, 2001)

            10.1 Second Amendment to Promissory Note in favor of CTF, Inc. dated July 1, 2001 (Exhibit 10.15 to the Company's Form SB-2 filed November 9, 2001)

            10.2           Second Amendment to Promissory Note in favor of C.
                           Wilbur Peters dated October 22, 2001 (Exhibit 10.16 to the Company's Form SB-2 filed November 9, 2001)

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VITAL LIVING PRODUCTS, INC.



Date:  November 14, 2001                     By:  /s/  Larry C. Pratt
                                                  ------------------------------
                                                  Larry C. Pratt
                                                  Vice President
                                                  (Principal Financial Officer)
                                                  (Duly Authorized Officer)

                                INDEX OF EXHIBITS

                                   FORM 10-QSB

                                QUARTERLY REPORT

         Exhibit No.       Document Description
         -----------       --------------------

             3.1 Certificate of Amendment to Certificate of Incorporation (Exhibit 3.2 to the Company's Form SB-2 filed November 9, 2001)

            10.1 Second Amendment to Promissory Note in favor of CTF, Inc. dated July 1, 2001 (Exhibit 10.15 to the Company's Form SB-2 filed November 9, 2001)

            10.2           Second Amendment to Promissory Note in favor of C.
                           Wilbur Peters dated October 22, 2001 (Exhibit 10.16 to the Company's Form SB-2 filed November 9, 2001)