Form 10QSB/A
period 2001-09-30
VITAL LIVING PRODUCTS INC
filed 2002-01-11
CIK 882838

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


                    5001 Smith Farm Road, Matthews, NC 28104
                    (Address of principal executive offices)

                                 (704) 821-3200
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------        -------

State the number of shares outstanding of each of the issuer's classes of Common Stock as of November 6, 2001.

           Common Stock, $0.01 par value . . . . . . . . . 16,294,366

Explanatory Note:

The Registrant is filing this Form 10-QSB/A in order to provide additional disclosure in Part 1, Item 1 - Financial Statements. The disclosure relates to various investigations being conducted by several governmental agencies concerning the registrant's efforts to develop a home testing kit for the anthrax bacteria subsequent to September 30, 2001 and related expenses the registrant expects to record in connection therewith.


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


                                    Continued

                           VITAL LIVING PRODUCTS, INC.

                                   (Unaudited)

     For the Three Months and Nine Months Ended September 30, 2001 and 2000

RECONCILIATION OF NET INCOME (LOSS) TO NET                             Three Months Ended           Nine Months Ended
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                          September 30,                 September 30,
                                                                       2001          2000           2001           2000
                                                                    ---------     ---------     -----------      ---------
Net income (loss)                                                   $(180,581)    $(220,179)    $(1,120,064)     $(567,662)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
     Depreciation and amortization                                     10,158        27,426          44,403         81,262
     (Gain) loss on sale of fixed assets                                1,788          (851)         (7,787)          (851)
     Services provided at no charge by stockholder                      8,852         8,852          26,555         26,556
     Provision for interest related to issuance of
       debentures and warrants                                           --            --           450,000           --
     Stock issued for professional services                            25,577          --           109,722           --
     Stock options issued for professional services                    13,776        25,691          42,924         43,237
     (Increase) decrease in accounts receivable                       136,178        96,491          37,244        (79,211)
     Increase in other receivables                                     (8,860)         --            (8,860)          --
     (Increase) decrease in inventory                                 (10,284)       15,493         (26,986)       (15,807)
     (Increase) decrease in prepaid expenses                           14,251       (11,787)          2,837        (11,787)
     Increase (decrease) in trade accounts payable                     11,720       (28,272)         52,500         35,386
     Increase (decrease) in accrued interest payable to
       related party                                                   10,468        (1,818)          1,776          7,384
     Increase (decrease) in accrued payroll and payroll taxes          (5,456)       (3,832)          8,935         15,097
     Increase in accrued interest                                      11,422          --            19,147           --
     Decrease in other accrued liabilities                            (30,373)      (19,550)        (18,438)       (72,333)
                                                                   ----------     ---------       ---------      ---------
        Net cash provided (used) by operating activities           $    8,636     $(112,336)     $ (386,092)     $(538,729)
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


       As discussed in Note 4 below, the Company expects to incur certain legal costs in connections with the investigations described there. The Company's accounting policy regarding such costs relating to loss contingencies is to provide for the estimated expense and related accrued liability in the period when events occur which give rise to the expense. As discussed below, estimated amounts for the expense of these investigations will be recorded in the quarter ending December 31, 2001.


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

       During 2001, the Company has received funding from two private placement transactions. In February 2001, the Company entered into an equity financing agreement with a private equity investment fund, whereby the Company has received $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund. (See Note 3.) In October and November 2001, the Company received $690,000 through a private placement of 9,527,362 shares of common stock. (See Note 4.)

       Substantial amounts of the cash generated through this funding will be required by the Company to defend itself against investigations which have been undertaken by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Federal Trade Commission, the Federal Bureau of Investigation and the U.S. Attorneys Office for the Southern District of New York regarding its efforts to develop and market a home testing kit for the anthrax bacteria as well as potential unlawful insider trading in the Company's common stock (see Note 4). Additionally, the Company has received notices of default from each of the holders of its convertible debentures (see Note 3) because it has failed to continuously maintain an effective registration statement covering the securities related to such debentures. If the holders of those debentures do not convert substantially all of the outstanding principal and interest on the debentures and demand payment thereunder, the Company would not likely have sufficient funds to meet its payment obligations and could be forced into bankruptcy. The debentures are secured by all of the Company's assets and intellectual property. If the Company defaults upon the repayment terms of the debentures, then its assets would become subject to foreclosure and it would likely be impossible to remain a going concern.


       Management expects to require additional financing to fund the Company's operations at some point no later than spring of 2002 and, to the extent that the secured convertible debentures have not been converted into shares of its common stock, it will require additional financing to repay the debentures when due, whether upon acceleration or at maturity in February and June 2002. Management intends to explore various financing alternatives, including the sale of convertible debt securities and the private placement of equity securities. No assurance can be given, however, that , additional funds will be available.



       If, under these new financing agreements and/or subsequent financing agreements, the Company cannot meet its cash requirements , its financial condition and results of operations would materially adversely affected and it may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




3. ADDITIONAL FINANCING - ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS:
       During 2001, the Company borrowed $450,000 from an investment group under convertible debentures. These debentures, which require the payment of interest at 12% per year, will become due in February and June 2002. They are secured by substantially all company assets and provide for certain restrictions on additional borrowings, issuance of equity securities, and payment of dividends on common stock. The debentures were initially convertible into the Company's common stock at the lesser of $.278 per share or 50% of market price for that stock, as defined. As a result of certain antidilutions adjustments, as of December 31, 2001, the remaining $302,802 balance of debentures was convertible into common stock at a conversion price equal to the lesser of $0.06 or 50% of the market price, as defined.


       As a part of this transaction, the debenture holders received warrants to purchase up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices initially equal to the lesser of $.229 per share or 50% of market price, as defined. As a result of certain antidilution adjustments, the warrants are now exercisable for an aggregate of 633,129 shares of common stock at an exercise price equal to the lesser of $0.11, subject to adjustment under certain antidilutions provisions, or the average of the lowest three inter-day trading prices of the Company's common stock during the ten trading day period ending one trading day prior to the date of exercise.

       As of September 30, 2001, debentures for $76,400 and accrued interest on the debentures of $9,460 had been converted into 670,740 shares of common stock. Additional debentures and accrued in-terest totaling $92,492 were converted in October and November 2001 into 3,675,399 shares of common stock. Based on stock prices prior to December 31, 2001, the remaining debentures could be converted into approximately 5,046,700 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company recorded $450,000 of interest expense and additional paid-in capital at the time of their issuance.


       The Company has received notices of default from each of the holders of the convertible debentures claiming that because it had failed to continuously maintain an effective registration statement covering the securities associated with the debentures that it is in default under the debentures. Upon the occurrence of a default under the debentures the debenture holders are entitled to cause the debentures to become immediately due and payable in an amount equal to the greater of (i) 130% of the outstanding principal and interest on the debentures and
         (ii) the number of shares obtainable upon exercise of the outstanding principal and interest on the debentures, treating the date of payment as the conversion date, times the highest closing price for the Company's common stock during the period beginning on the date of the default through the date of payment. To date the debenture holders have not invoked this acceleration right, but they may do so at any time.


4.  SUBSEQUENT EVENTS:
       In October and November 2001, the Company issued 9,527,362 shares of common stock in private placement transactions for aggregate consideration of $690,000.


       At September 30, 2001, the Company had approximately $750,000 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This loan is due in February 2003. This line of credit is unsecured and provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. On October 22, 2001, Mr. Peters executed an amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At December 31, 2001, the outstanding balance of that note was approximately $762,000.

       At September 30, 2001, the Company had borrowings from CTF, Inc., an affiliate of Mr. Peters, of $400,000. The unsecured note is due in February 2003 and has an interest rate of prime plus 2%. On July 1, 2001, CTF, Inc. executed an amendment to the promissory note under which CTF, Inc. agreed to accept prepayments to the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At December 31, 2001, the outstanding balance of that note was approximately $47,500.


       In October 2001, the Company announced that it was developing a home testing kit for the anthrax bacteria. Soon after it made a public announcement concerning its efforts to develop the product the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Federal Trade Commission each opened investigations regarding these efforts as well as potential unlawful insider trading in the Company's common stock. Each of these investigations is currently pending and the SEC staff has informed the Company that it has recommended to the SEC that it file a civil enforcement action against the Company and Donald R. Podrebarac, its chief executive officer, for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The remedies the SEC staff is considering recommending that the SEC seek include an injunction requiring the Company to not violate the securities laws in the future, fines and an order preventing Mr. Podrebarac from working for a public company, which would include the Company. In addition, the U.S. Attorneys Office for the Southern District of New York has opened an investigation into whether efforts to develop and market PurTest Anthrax(R) Test were part of a fraudulent criminal scheme as well as into whether the Company may have violated various federal securities laws. On November 29, 2001 the FBI executed a search warrant at the Company's offices in connection with this investigation. These investigations and related litigation will be very costly to defend. If the Company were to lose or settle any such case, the remedies imposed would likely have a material adverse effect on the Company.


       As the events giving rise to the investigations described above occurred subsequent to September 30, 2001, the Company has not accrued any costs relating to those investigations or to any possible subsequent litigation as of September 30, 2001. The Company has estimated that it will incur related costs of approximately $240,000 within the first six months following September 30, 2001, and it expects to provide for this expense and the related accruals in its financial statements for the quarter ending December 31, 2001. Management believes that it is not possible at this time to estimate costs which may be incurred beyond the first quarter of 2002.

       Additionally, in the fourth quarter of 2001 the Company has incurred expense of approximately $50,000 in the development and marketing of the Anthrax test. (No such costs were incurred through September 30, 2001. There are no costs for development, marketing, or inventory related to the Anthrax test product capitalized on the Company's balance sheet at September 30, 2001.) As further development and marketing have now been suspended under an agreement with the Federal Trade Commission, these costs may not be recovered and will be written off in the quarter ending December 31, 2001.


5.  SEGMENT INFORMATION:
       The Company has three reportable segments: water testing products, water treatment equipment and services, and vending machines and misting systems. Substantially all sales are in the United States, and all assets are located in the United States. There are no intersegment sales. Financial information by segment is as follows:

                                           For the nine months ended September 30, 2001
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                  -----------     ---------       --------      ---------      ----------
         Segment sales                              $862,640       $343,640       $169,787      $      --      $1,376,067
         Operating income (loss)                     174,890         61,300         64,379       (907,440)       (606,871)
         Interest expense                            262,678        151,268         32,500         86,405         532,851
         Interest income                                  --          5,960             --             --           5,960
         Net income (loss)                           (91,510)       (68,225)        32,327       (992,656)     (1,120,064)

         Segment assets                              336,411        188,390         40,476        107,610         672,887
         Capital asset additions                          --         16,108          2,976             --          19,084
         Depreciation and amortization                 4,621         11,738         17,086         10,958          44,403

                                           For the nine months ended September 30, 2000
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                  -----------     ---------       --------      ---------      ----------
         Segment sales                              $722,161       $336,881       $230,847     $       --      $1,289,889
         Operating income (loss)                     140,005         20,473         37,290       (713,973)       (516,205)
         Interest expense                             27,492         15,052          7,316          5,557          55,417
         Interest income                                  --          3,960             --             --           3,960
         Net income (loss)                           112,514          9,381         29,975       (719,532)       (567,662)

         Segment assets                              369,976        202,573         98,453         74,796         745,798
         Capital asset additions                          --          8,531         21,497         24,444          54,472
         Depreciation and amortization                 3,909         25,687         44,006          7,660          81,262

                                          For the three months ended September 30, 2001
         -----------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                  -----------     ---------       --------      ---------      ----------
         Segment sales                              $212,072        $91,081        $55,092      $      --      $  358,245
         Operating income (loss)                      36,511         13,166         30,167       (241,041)       (161,197)
         Interest expense                             13,635          7,852          1,687          4,486          27,660
         Interest income                                  --          4,152             --             --           4,152
         Net income (loss)                            22,876         13,592         28,479       (245,528)       (180,581)

         Depreciation and amortization                 1,533          4,917             --          3,708          10,158

                                           For the three months ended September 30, 2000
         ------------------------------------------------------------------------------------------------------------------
                                                     Water          Water
                                                    Testing       Treatment       Vending       Corporate         Total
                                                  -----------     ---------       --------      ---------      ----------
         Segment sales                              $212,845       $101,746        $80,547      $      --      $  395,138
         Operating income (loss)                      24,533          1,045         28,831       (250,732)       (196,323)
         Interest expense                             11,576          6,603          3,104          3,740          25,023
         Interest income                                  --          1,167             --             --           1,167
         Net income (loss)                            12,957         (3,544)        24,883       (254,475)       (220,179)

         Depreciation and amortization                 1,303          8,626         14,763          2,734          27,426

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VITAL LIVING PRODUCTS, INC.



Date:  January 11, 2002                        By: /s/  Larry C. Pratt
                                                   -----------------------------
                                                   Larry C. Pratt
                                                   Vice President
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Officer)