Form 10KSB40
period 2001-12-31
VITAL LIVING PRODUCTS INC
filed 2002-04-01
CIK 882838

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

         Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ________________

                       Commission file number: 0-30568

                         VITAL LIVING PRODUCTS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

----------------------------------------    ------------------------------------
                DELAWARE                                 56-1683886
----------------------------------------    ------------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)

   5001 SMITH FARM ROAD, MATTHEWS, NC                      28104
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

         Company's telephone number, including area code:  (704) 821-3200

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X       No
                   -----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The issuer's revenues for its most recent fiscal year were $1,684,164. The aggregate market value of shares of the issuer's $.01 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of March 12, 2002 was $3,335,731.

         The number of issued and outstanding shares of the issuer's $.01 par value Common Stock, its only outstanding class of common equity, as of March 12, 2002 was 17,194,521 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                                         Parts Into Which
                   Incorporated Documents                                  Incorporated
                   None

         Transitional Small Business Disclosure Format (Check one):  Yes          No   X
                                                                         -----       -----

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

         In March 1994, our common stock, trading as low as $.04 per share, ceased to be traded on the Nasdaq Stock Market. (Since then it has been traded on the Nasdaq OTC Bulletin Board, except for the period from May 2000 through September 2000, when it was quoted in the "pink sheets" maintained by the National Quotation Bureau, LLC.) Vending machine installations continued to grow, however, and in 1994 we began selling water treatment equipment for home and commercial use.

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

         In October 2001 we announced that we were developing a home testing kit for the anthrax bacteria. Soon after we made a public announcement concerning our efforts to develop this product, each of the Federal Trade Commission and the North Carolina Department of Justice's Consumer Protection Division opened an investigation regarding these efforts and each of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. opened an investigation regarding these efforts and into alleged unlawful insider trading in our common stock. In addition, the U.S. Attorney's

Office for the Southern District of New York opened an investigation into whether our efforts to develop and market PurTest(R) Anthrax Test were part of a fraudulent criminal scheme as well as whether or not we or certain of our officers and directors may have violated various securities laws. Each of these investigations, other than the investigation by the FTC, is currently pending. In January 2002 we agreed with the FTC on the form of a consent order that was entered in February 2002. This consent order prohibits us, among other things, from marketing PurTest(R) Anthrax Test or any similar product or other biohazard test or device unless we possess competent scientific evidence substantiating its efficacy. Given the concerns raised by the SEC, the NASD, the FTC, the North Carolina Department of Justice's Consumer Protection Division and the U.S. Attorney's Office, we have suspended our efforts to market PurTest(R) Anthrax Test. (See discussion below under ITEM 3 - LEGAL PROCEEDINGS.)

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

         PurTest(R) water testing products are available through our website (www.purtest.com) and nationwide at retailers including Ace Hardware, Do It Best, Lowe's, Menards and many Home Depots, as well as water treatment dealers, water well drillers and other independent retailers and building centers. Through various international distributors, PurTest(R) products have been sold internationally in 18 countries.

         We manufacture some component parts for PurTest(R) products ourselves. Other components are manufactured for us to our specifications by various suppliers. The principal active components are test strips, chemicals and powders designed to react with samples. The test strips, chemicals and powders contain compounds that cause the test strip or sample to change color to indicate the amount of the items being tested that is contained in the sample.

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

WATER TREATMENT EQUIPMENT AND SERVICES

         We also sell and service water treatment products for both home and office use. Our PurGuard(R) RO unit utilizes reverse osmosis technology to produce high purity drinking water at a location's primary drinking water faucet by filtering out contaminants such as dirt, sediment, dissolved solids, viruses, organic molecules, pesticides and chlorine. We sell PurGuard(R) RO units at wholesale to water treatment dealers for about $250 and will sell a unit to a retail customer with installation for around $600. We also offer PurGuard(R) RO service plans to customers for $20 to $30 per month. All new PurGuard(R) RO units we sell to consumers come with a five year limited warranty.

         Our PurGuard(R) UV unit utilizes ultraviolet technology to treat bacteria in water and is designed to treat water at its entry point into a household so that treated water is available throughout the household. We sell PurGuard(R) UV units at wholesale to water treatment dealers for between $200 and $300 and will sell a unit to a retail customer with installation for between $600 and $800. We also offer PurGuard(R) UV service plans to customers for $19.95 per month. All new PurGuard(R) UV units we sell come with a seven year limited warranty.

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

         Because we install and service most water treatment units we sell directly, our retail water treatment equipment business is limited geographically primarily to the greater Charlotte, North Carolina region. However, our full line of water treatment products is available for purchase though our website and our PurGuard(R) UV line of products is sold nationwide by Lowe's and by many water treatment dealers.

         We assemble some of our water treatment units at our facilities in Matthews, North Carolina. Other units are built for us to our specifications by various suppliers. We believe other sources of supply for such products are available and therefore do not believe the loss of any one of our current suppliers would have a material adverse effect on our operations.

VENDING MACHINES AND MISTING SYSTEMS

         We also sell drinking water dispensed to consumers through self-service vending machines as well as high purity water used by grocery stores in produce-misting systems. Our vending machines dispense high quality, low priced drinking water under the brand name "America's Purist Water." We charge between $.25 and $.40 per gallon for water dispensed by our machines.

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

         We had over 100 vending and misting units in operation as of December 31, 2001 placed in various locations in North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

         Our water vending and misting units are built for us to our specifications by various suppliers. We believe other sources of supply are available and therefore do not believe the loss of any one of our current suppliers would have a material adverse effect on our operations.

MAJOR CUSTOMERS

         Sales to Lowe's, Nikken and Kroger comprised approximately 23%, 12% and 10% respectively of our total 2001 sales. Sales to Lowe's and Kroger comprised approximately 16% and 10% respectively of our total 2000 sales. We do not have any contracts with any of our major customers.

COMPETITION

         While there are various companies that offer home water testing kits that compete directly with one or more of our individual PurTest(R) products, our PurTest(R) product line is the most comprehensive set of home water test kits available to U.S. retailers and consumers. Because we are able to offer retailers the ability to purchase a comprehensive line of products from a single supplier we believe retailers are more likely to purchase products from us so they may avoid having to deal with multiple suppliers. By adding to their product offerings, however, other firms could develop similarly comprehensive lines of products. Also, companies not currently involved in the home water test kit market could enter it by developing competing lines of products. Potential competitors could include larger companies which have greater financial, development, marketing and distribution resources than we do.

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

         The water treatment industry is highly competitive. Our water treatment equipment business competes with many local, regional and national water treatment dealers and their franchisees. Some of our competitors are larger companies which have significantly greater resources than we do. We believe that because our current supply arrangements are favorable we are able to offer more competitive prices on our water treatment products than many of our competitors and that our PurGuard(R) UV unit features technology superior to that of many competing products. We also believe our ability to service all makes and models of water treatment equipment gives us a competitive advantage over many other water treatment equipment servicers.

         Our water vending business competes in the non-sparkling segment of the highly competitive bottled water market with companies that deliver water to homes and offices, off-the-shelf marketers and other vending machine operators as well as with water treatment products similar to our PurGuard(R) RO and PurGuard(R) UV units available on the market. Many of our vending business's competitors, including water vending companies like Glacier Water Services (Glacier), as well as bottled water companies like the Perrier Group (Poland Spring), have significantly greater resources than we do. In addition, there are a number of smaller companies that place water vending machines in territories we serve and compete directly with our vending business. Because our vending business's primary competitive advantage over water delivery services and off-the-shelf marketers is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from our vending machines.

REGULATION

         The water industry is subject to a variety of federal, state and local laws and regulations. Various state laws and regulations require us to obtain licenses for our vending machines, pay annual license and inspection fees, comply with certain detailed design and quality standards regarding our vending machines and our vended water, and continuously control the quality of our vended water. In some states our vending machines are subject to routine and random state-conducted regulatory quality inspections. Installation of our water treatment products is generally subject to local plumbing codes. Although we believe we are operating in substantial compliance with these laws and regulations, they and their interpretations and enforcement are subject to change. Our water testing products are not currently subject to any direct government regulation. However, we are bound by a consent order entered into in February 2002 in connection with the FTC's investigation into our marketing of PurTest(R) Anthrax Test under which we are prohibited from marketing PurTest(R) Anthrax Test or any similar product or other biohazard test or device unless we possess competent scientific evidence substantiating its efficacy. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Failure to comply with such current or future laws and regulations could result in the imposition of fines, a temporary shutdown of our vending operations, the loss of certification to sell our vended water or, even in the absence of governmental action, a reduction in our profit margins based on increases in licensing or inspection fees payable by us or other additional compliance costs.

EMPLOYEES

         As of December 31, 2001, we had a total of 14 full time employees and two part time employees, and as of March 25, 2002, we had a total of 10 full time employees and three part time employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

         Our principal office and operating facilities are located in Matthews, North Carolina, in a building that we lease. The building, which contains approximately 2,300 square feet of office and 10,700 square feet of warehouse space, is in good condition. Our lease is for a term ending March 31, 2004, subject to extension at our option for an additional two years, at a monthly rate of $3,600. We believe that our current facilities will be adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available if needed.

ITEM 3.           LEGAL PROCEEDINGS

         In October 2001 we announced that we were developing a home testing kit for the anthrax bacteria. Soon after we made a public announcement concerning our efforts to develop this product, each of the Federal Trade Commission and the North Carolina Department of Justice's Consumer Protection Division opened an investigation regarding these efforts and each of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. opened an investigation regarding these efforts and into alleged unlawful insider trading in our common stock. In addition, the U.S. Attorneys Office for the Southern District of New York has opened an investigation into whether our efforts to develop and market PurTest Anthrax(R) Test were part of a fraudulent criminal scheme as well as into whether or not we or certain of our officers and directors may have violated various federal securities laws. Each of these investigations, other than the investigation by the FTC, is currently pending. On November 30, 2001 the FTC informed us that it was planning to file a complaint in federal court seeking an injunction to prevent us from marketing the anthrax test kit. In January 2002 we agreed with the FTC on the form of a consent order that was entered in February 2002. This consent order prohibits us, among other things, from marketing PurTest(R) Anthrax test or any similar product or other biohazard test or device unless we possess competent scientific evidence substantiating its efficacy. On December 4, 2001 the SEC staff informed us that it had recommended to the SEC that it file a civil enforcement action against us and Donald R. Podrebarac, our chief executive officer, for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") and Rule 10b-5 thereunder. The remedies the SEC staff is considering recommending that the SEC seek include an injunction requiring us to not violate the securities laws in the future, fines and an order preventing Mr. Podrebarac from being an officer of a public company, which would include the Company. In connection with the investigation by the U.S. Attorneys Office for the Southern District of New York, on November 29, 2001 the FBI executed a search warrant at our offices. As of March 31, 2002, no indictments had been issued but it is possible that either Mr. Podrebarac or the Company or both may be indicted in connection with this investigation. These investigations and related litigation will be very costly to defend and we might not have sufficient resources to mount successful defenses. Defending this litigation will require substantial efforts from members of our senior management team that will to some extent divert them from managing our operations. If we were to lose or settle any such case, the remedies imposed, which might include fines and consent orders preventing Mr. Podrebarac from working for the Company, would likely have a material adverse effect on the Company and we might not be able to continue to fund our operations.

         In addition, we may from time to time in the future become a party to various legal proceedings incidental to our business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.
                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         As of March 25, 2002, the Company had issued and outstanding 17,194,521 shares of common stock held by approximately 191 holders of record.

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

Fiscal Year 2000:                   Quarter Ended:                     High:                              Low:
----------------                    -------------                      -----                              ----
First Quarter                       March 31, 2000                     $3.38                              $1.75
Second Quarter                      June 30, 2000                      $2.06                              $0.88
Third Quarter                       September 30, 2000                 $1.50                              $0.55
Fourth Quarter                      December 31, 2000                  $1.38                              $0.50

Fiscal Year 2001:                   Quarter Ended:                     High:                              Low:
----------------                    -------------                      -----                              ----
First Quarter                       March 31, 2001                     $0.97                              $0.44
Second Quarter                      June 30, 2001                      $0.97                              $0.26
Third Quarter                       September 30, 2001                 $0.60                              $0.09
Fourth Quarter                      December 31, 2001                  $2.08                              $0.05

         We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund the development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our Certificate of Incorporation provides that we may not pay dividends on our common stock unless we have first paid all accrued dividends on our Series A, Class B preferred stock and have first paid dividends of $12.00 per share during the calendar year on our Series B, Class B preferred stock. Accrued dividends on our Series A, Class B preferred stock totaled $1,311,000 at December 31, 2001, and no dividends have been paid on our Series B, Class B preferred stock during 2002 through March 2002. Additionally, under the terms of certain Secured Convertible Debentures issued by us on February 23, 2001 and June 15, 2001, so long as such debentures remain outstanding we are prohibited from paying any dividends on our common stock without the consent of the holders of such debentures. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the restrictions described above, our earnings, financial conditions, operating results and current and anticipated cash needs.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto attached hereto beginning at page F-1.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
2001

         Revenues from operations for 2001 increased 1.6% to $1,684,164 from $1,658,035 for 2000. The increase in operating revenues was primarily the result of an 8% increase in sales of our PurTest(R) line of products, which grew from $950,619 in 2000 to $1,030,075 in 2001. Sales of our PurTest(R) products improved principally (1) as a result of receiving a large initial order for $200,000 of test strips during the second quarter of 2001 and (2) in response to a telemarketing program we launched in late 2000 which succeeded in increasing reorders from chain stores like Lowes, Ace Hardware and Do-it-Best. Also contributing to the improvement in operating revenues was an increase in revenues from the sale and service of water treatment equipment which were up 3% from $429,847 in 2000 to $443,628 in 2001, mitigated by a decrease in revenues from our water vending and misting operations which were down 24% from $277,569 in 2000 to $210,459 in 2001. Revenues from water vending and misting operations were down chiefly as a result of a shift in focus and resources toward development of our PurTest(R) line of products.

         Gross margin was 35% in 2001 compared to 28% in 2000.

         Largely as a result of an increase in professional fees, which were primarily associated with our exploration of additional financing sources (see discussion below under LIQUIDITY AND CAPITAL RESOURCES) and with investigations and litigation in connection with our efforts to develop PurTest(R) Anthrax Test and alleged violations of insider trading laws (see discussion below under PurTest(R) ANTHRAX TEST), loss from operations only was $1,134,615 in 2001 compared to a loss of $722,456 in 2000. In-
cluded in professional fees in 2001 were (1) fees associated with negotiation of the Securities Purchase Agreement we entered into in February 2001 pursuant to which we sold $450,000 of secured convertible debentures to certain investors and the preparation of a Registration Statement on Form SB-2 covering the resale of the shares of common stock obtainable upon exercise of such secured convertible debentures (see discussion below under LIQUIDITY AND CAPITAL RESOURCES), (2) fees associated with the private placement of shares of common stock in October and November 2001, (3) $152,600 of non-cash charges resulting from the issuance of stock and options to various consultants and
(4) fees and expenses associated with the investigations and litigation in connection with our efforts to develop PurTest(R) Anthrax test and alleged violations of insider trading laws. The total amount of professional fees in 2001 was $773,596, up from $216,712 in 2000. We anticipate incurring a high level of professional fees in the first two quarters of 2002 associated primarily with our defense of the various governmental investigations and related litigation concerning our efforts to develop PurTest(R) Anthrax Test and alleged violations of insider trading laws. As reflected in the notes to our financial statements as of December 31, 2002, we have estimated that we will incur approximately $178,000 of legal expenses during the first six months of 2002 related to these investigations and related litigation. Our balance sheet as of December 31, 2001 reflects a reserve in that amount related to such costs.

         In February and June 2001 we issued to certain investors $450,000 of convertible debentures and warrants to purchase an aggregate of 300,000 shares of common stock (see discussion below under LIQUIDITY AND CAPITAL RESOURCES). Upon the conversion of the debentures and the exercise of the warrants the investors may acquire shares of our common stock at a discount below the fair market value of such shares. Due to the preferential conversion feature of the debentures and the below fair market value exercise price of the warrants, we have recorded $450,000 of interest expense and additional paid in capital in 2001. This debt issuance cost represents the value attributed to the conversion feature of the debentures and the warrants, and it has been limited to the amount of the proceeds allocated to the securities.

         Primarily as a result of the $450,000 in interest expense we recorded in connection with the issuance of debentures and our incurring substantial professional fees as described above transaction, net loss for 2001 was $1,674,311, compared to net loss for 2000 of $793,761.

PURTEST(R) ANTHRAX TEST

         In October 2001 we announced that we were developing a home testing kit for the anthrax bacteria. Soon after we made a public announcement concerning our efforts to develop this product, each of the Federal Trade Commission and the North Carolina Department of Justice's Consumer Protection Division opened an investigation regarding these efforts and each of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. opened an investigation regarding these efforts and into alleged unlawful insider trading in our common stock. In addition, the U.S. Attorneys Office for the Southern District of New York has opened an investigation into whether our efforts to develop and market PurTest Anthrax(R) Test were part of a fraudulent criminal scheme as well as into whether or not we or certain of our officers and directors may have violated various federal securities laws. Each of these investigations, other than the investigation by the FTC, is currently pending. On November 30, 2001 the FTC informed us that it was planning to file a complaint in federal court seeking an injunction to prevent us from marketing the anthrax test kit. In January 2002 we agreed with the FTC on the form of a consent order that was entered in February 2002. This consent order prohibits us, among other things, from marketing PurTest(R) Anthrax test or any similar product or other biohazard test or device unless we possess competent scientific evidence substantiating its efficacy. On December 4, 2001 the SEC staff informed us that it had recommended to the SEC that it file a civil enforcement action against us and Donald R. Podrebarac, our chief executive officer, for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The remedies the SEC staff is considering recommending that the SEC seek include an injunction requiring us to not violate the securities laws in the future, fines and an order preventing Mr. Podrebarac from being an officer of a public company, which would include the Company. In connection with the investigation by the U.S. Attorney's Office for the Southern District of New York, on November 29, 2001 the FBI executed a search warrant at our offices. As of March 31, 2002, no indictments had been issued but it is possible that either Mr. Podrebarac or the Company or both may be indicted in connection with this investigation. These investigations and related litigation will be very costly to defend and we might not have sufficient resources to mount successful defenses.

         Given the concerns raised by the SEC, the NASD, the FTC, the North Carolina Department of Justice's Consumer Protection Division and the U.S. Attorneys Office and pursuant to the consent order entered into in connection with the FTC investigation, we have suspended our efforts to market PurTest(R) Anthrax Test. Additionally, our concentration in focus during the fourth quarter of 2001 on our attempts to get PurTest(R) Anthrax Test to market and disruptions caused by the FBI's seizure of many of our files and our computers negatively impacted sales for the quarter. Similarly, there has been considerable negative publicity concerning our efforts to develop PurTest(R) Anthrax Test and the related governmental investigations and related litigation which negatively impacted sales in the fourth quarter of 2001 and which might impact sales in the future. As a result, we expect sales in the first two quarters of 2002 to be lower than sales in the previous year quarters. Since we have incurred and will continue to incur substantial expenses in connection with these governmental investigations we expect that operating loss for the first two quarters of 2002 will increase significantly compared to the previous year quarters.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
2000

         Increasing sales of our PurTest(R) line of products by increasing our distribution network and developing our product line was our primary focus in 1999 and 2000. We sought to increase sales primarily by developing relationships with regional chain stores like Menards, which began selling PurTest(R) products in September 1999. We also sought to increase consumer awareness of PurTest(R) products by obtaining endorsements from organizations like the American Quality Institute, which awarded the PurTest(R) product line its "Consumer Product Award" for 1999 and 2000, and "Today's Homeowner" magazine which selected our PurTest(R) product line as one of its "Best New Products for 1999."

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

         Loss from operations increased to $722,456 in 2000 from $431,572 in 1999. Expense items contributing to this loss included payroll costs of $389,017 up 11% from $351,961 in 1999; sales and marketing costs for our PurTest(R) line totaling $256,326 in 2000, down 16% from $304,936 in 1999; and professional fees, primarily associated with our filing of a registration statement on Form 10-SB to register our common stock under the Securities Exchange Act and our exploration of additional financing sources which were $216,712 in 2000, up from $91,161 in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses each year since our inception. Through 2001 C. Wilbur Peters, chairman of our board, or entities controlled by Mr. Peters have funded our operations by lending money to us and by leasing equipment to us used in our business. As of June 30, 1999 our total indebtedness to Mr. Peters for money borrowed and for accrued and unpaid amounts due under equipment leases was approximately $5,180,000. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,535 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. On February 21, 2001, Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. On October 22, 2001 Mr. Peters executed another amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. At March 25, 2002, the outstanding balance of that note was approximately $761,070. Pursuant to a promissory note dated September 1, 1992 on such date we borrowed $400,000 from CTF, Inc., a non-profit corporation controlled by Mr. Peters. This note was originally payable in full on May 9, 1993. On February 21, 2001, CTF, Inc. executed an amendment to this note extending its term to February 23, 2003. On July 1, 2001 CTF, Inc. executed another amendment to the promissory note under which CTF, Inc. agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. This note bears interest at prime plus 2%. At March 25, 2002, the outstanding balance of that note was approximately $244,118.

         Pursuant to a Securities Purchase Agreement dated February 23, 2001, on February 23, 2001 we received a $225,000 investment from certain investors through the issuance of $225,000 aggregate principal amount of 12% Secured Convertible Debentures due February 23, 2002 and on June 15, 2001 we received an additional $225,000 investment from the same investment group through the issuance of $225,000 aggregate principal amount of 12% Secured Convertible Debentures due June 15, 2002. As of December 31, 2001 these debentures were convertible into shares of our common stock at a conversion price of the lesser of $0.06, subject to adjustment under certain antidilution provisions, and fifty percent of the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of conversion. In connection with the sale of the debentures we also issued to the holders of the secured convertible debentures three-year warrants which as of December 31, 2001 were exercisable for an aggregate of 633,129 shares of common stock at an exercise price equal to the lesser of $0.11, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the ten trading day period ending one trading day prior to the date of exercise.

         As of March 25, 2002 and including accrued interest, the investors held a total of approximately $71,812 of secured convertible debentures which were payable in full on February 23, 2002 and $239,096 of secured convertible debentures which are payable in full on June 15, 2002. As of March 25, 2002 these debentures were convertible into a minimum of 5,181,800 ($310,908/$0.06) shares of common stock. Assuming that as of March 25, 2002 the debentures were fully converted and all 633,129 of the warrants were fully exercised, and including 357,678 shares of restricted stock held by the investors, the investors would hold 6,172,607 shares of common stock, which would represent approximately 36% of our total outstanding shares.

         On November 29, 2001 we received notices of default from the holders of the secured convertible debentures claiming that because we had failed to continuously maintain an effective registration statement covering the securities held by them, we were in default under the debentures. On November 9, 2001, we filed a Registration Statement on Form SB-2 covering such securities but such registration statement has never been declared effective. On February 23, 2002 approximately $72,000 of the convertible debentures came due. Through March 25, 2002 we had not paid this balance due. Under the default provisions of these debentures, the failure to make a payment when due constitutes default under all the debentures. Under the terms of the debentures, upon the occurrence of a default thereunder the holders are entitled to cause the debentures to become immediately due and payable in an amount equal to the greater of (i) 130% of the outstanding principal and interest on the debentures and (ii) the number of shares obtainable upon exercise of the outstanding principal and interest on the debentures, treating the date of payment as the conversion date, times the highest closing price for our common stock during the period beginning on the date of the default through the date of payment. If we have been in default under the debentures since November 29, 2001, the date we received the default notice from the holders of the debentures, the amount due to the holders upon exercise of the foregoing remedy would be approximately $2,500,000. To date the holders have not invoked this remedy, but they may do so at any time.

         If the holders of the debentures demand payment thereunder we would not likely have sufficient funds to meet our payment obligations and we could be forced into bankruptcy. The debentures are secured by all of the Company's assets and intellectual property. If the holders elect to exercise their remedies under the security agreement, our assets would become subject to foreclosure and it would likely be impossible to remain a going concern.

         In October and November 2001 we raised $690,000 through the private placement of 9,526,866 shares of common stock. We used the proceeds from the sale of these securities to temporarily pay down the balance on our notes to Mr. Peters and CTF, Inc. Pursuant to the amendments to these notes described above, Mr. Peters and CTF, Inc. are required to re-lend to us on demand through February 23, 2003 the amount of the payments we made on these notes. As of March 25, 2002 the amount still available to us under these notes was approximately $160,000.

         Net cash used by operating activities was $747,938 in 2001 and $629,162 in 2000. In both such periods cash to fund such negative cash flows was obtained from the financing arrangements described above. During the first three months of 2002 and primarily as a result of the expenses we have incurred in defending the various governmental investigations and related litigation concerning our efforts to develop PurTest(R) Anthrax Test and alleged violations of insider trading laws, we have experienced large negative cash flows from our operations. We expect such large negative cash flows to continue in the second quarter of 2002 and do not expect positive cash flows from our operations during 2002. Since as of March 25, 2002 our only immediately available source of liquidity, other than cash generated from our operations, is the approximately $160,000 available to be borrowed under our lending arrangements with CTF, Inc., we will either need to obtain additional financing in April or May, 2002, or substantially reduce our expenses or we will cease to have the funds necessary to continue to fund our operations. Additionally, if the holders of the secured convertible debentures demand payment thereunder, we will require additional financing to repay the debentures.

         As of March 25, 2002 we did not have any commitments for additional funding. We intend to explore various financing alternatives, including the sale of convertible debt securities and the private placement of our equity securities. It is not likely, however, that when needed we will be able to secure additional necessary funding on acceptable terms. If we are unable to obtain additional financing our financial condition will be materially adversely affected and in order to continue as a going concern we will need to substantially reduce expenses by significantly curtailing our operations and by deregistering under the Securities Exchange Act in order to terminate our reporting obligations thereunder. However, because we have incurred very substantial expenses to date in defending the ongoing governmental investigations and because we expect such expenses to continue, without additional funding it is unlikely that any such efforts to reduce expenses will prove sufficient to enable us to continue to fund our operations. If we are forced to deregister under the Securities Exchange Act, we would cease to file reports under the Securities Exchange Act and it would be more difficult to obtain financial and other information regarding the Company. Additionally, our common stock would be delisted from the Nasdaq OTC Bulletin Board and our stockholders' ability to sell their shares would be negatively impacted.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements in this report as to projections of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: expenses incurred in connection with governmental investigations and related litigation concerning our efforts to develop PurTest(R) Anthrax Test; product liability claims; general economic conditions in our markets including inflation; recession; loss of key customers; supply interruptions; increased competition from existing competitors and from any new entrants in our markets; any loss of key management personnel; changes in governmental regulations applicable to our business; and the availability of additional funding necessary to support our operations.

ITEM 7.           FINANCIAL STATEMENTS

The following financial statements are included herein:

                                                                                     Page
         Independent Auditor's Report                                                F-1

         Balance Sheet                                                               F-2

         Statement of Operations                                                     F-4

         Statement of Changes in Stockholders' Equity                                F-5

         Statement of Cash Flows                                                     F-6

         Notes to Financial Statements                                               F-8

                          VITAL LIVING PRODUCTS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                               TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----

Independent Auditor's Report .......................................................................          F-1

FINANCIAL STATEMENTS:

Balance Sheet - December 31, 2001 ..................................................................          F-2

Statements of Operations - for the years ended December 31, 2001 and 2000 ..........................          F-4

Statements of Changes in Stockholders' Equity - for the years ended December 31, 2001 and 2000 .....          F-5

Statements of Cash Flows - for the years ended December 31, 2001 and 2000 ..........................          F-6

Notes to Financial Statements - December 31, 2001 and 2000 .........................................          F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Vital Living Products, Inc.

We have audited the accompanying balance sheet of Vital Living Products, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living Products, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and is default on its convertible debentures payable, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Charlotte, North Carolina,                     Wagner Noble & Company
March 13, 2002.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS


CURRENT ASSETS:
   Cash                                                                          $  1,057
   Accounts receivable, less allowance for doubtful accounts of $10,011            98,208
   Installment accounts receivable                                                  6,990
   Prepaid expense                                                                    150
   Inventory                                                                      307,969
                                                                                 --------
     Total current assets                                                         414,374

PROPERTY AND EQUIPMENT:
   Office furniture and equipment                                                  43,067
   Warehouse equipment                                                            116,149
   Computer equipment                                                             192,787
   Vehicles                                                                        75,833
   Water service equipment                                                        427,471
   Leasehold improvements                                                          23,563
                                                                                 --------
                                                                                  878,870
   Less accumulated depreciation                                                  720,814
                                                                                 --------
     Net property and equipment                                                   158,056

OTHER ASSETS:
   Installment accounts receivable                                                 10,355
   Deferred costs, net of accumulated amortization of $56,890                      14,337
                                                                                 --------
                                                                                   24,692
                                                                                 --------
                                                                                 $597,122
                                                                                 ========


         The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Bank overdrafts                                                                              $      8,948
   Trade accounts payable                                                                            136,399
   Accrued interest payable to related parties                                                        26,022
   Accrued dividends                                                                               1,311,000
   Accrued payroll and payroll taxes                                                                  21,420
   Current portion of long-term notes payable                                                          7,398
   Other accrued liabilities                                                                         180,885
   Convertible debentures payable                                                                    293,532
                                                                                                ------------
     Total current liabilities                                                                     1,985,604

LONG-TERM NOTES PAYABLE:
   Notes payable to related parties                                                                  793,000
   Vehicle loans payable                                                                               1,262
                                                                                                ------------
     Total long-term notes payable                                                                   794,262

REDEEMABLE PREFERRED STOCK, Class A, $.01 par value,
     3,303,375 shares authorized, issued and outstanding                                              33,034

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares authorized; 17,518,368
     shares issued and 17,194,521 outstanding                                                         86,814
   Preferred stock - Class B, convertible, $.01 par value, 1,000,000 shares authorized
     Series A -  575,000 shares outstanding                                                        1,150,000
     Series B - 31,290 shares outstanding                                                          1,783,935
   Paid-in capital                                                                                 9,416,011
   Treasury stock, 323,847 shares, at cost                                                           (75,000)
   Retained earnings (deficit)                                                                   (14,577,538)
                                                                                                ------------
     Total stockholders' equity                                                                   (2,215,778)
                                                                                                ------------
                                                                                                $    597,122
                                                                                                ============


         The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                     2001                 2000
                                                                 -----------           -----------
REVENUES:
   Product sales                                                 $ 1,369,606           $ 1,295,937
   Service revenues                                                  314,558               362,098
                                                                 -----------           -----------
     Total revenues                                                1,684,164             1,658,035

COST OF GOODS SOLD:
   Direct material costs                                             713,234               673,335
   Labor, taxes and fringes                                          278,879               321,006
   Travel, vehicle and other costs                                    84,634               117,207
   Depreciation                                                       36,539                81,187
                                                                 -----------           -----------
     Total cost of goods sold                                      1,113,286             1,192,735
                                                                 -----------           -----------

GROSS MARGIN                                                         570,878               465,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries, taxes and fringes                                       388,778               389,017
   Sales commissions and brokerage costs                             131,033               115,527
   Marketing, advertising and promotion expenses                     215,837               256,326
   Travel and vehicle costs                                           25,369                40,378
   Professional fees and costs                                       773,596               216,712
   Bad debt expense (recovery)                                        (1,394)                3,413
   Office and telephone costs                                        125,192               128,659
   Depreciation and amortization                                      17,974                16,999
   Insurance and other expenses                                       29,108                20,725
                                                                 -----------           -----------
     Total selling, general and administrative expenses            1,705,493             1,187,756

                                                                 -----------           -----------
INCOME (LOSS) FROM OPERATIONS                                     (1,134,615)             (722,456)

OTHER REVENUES (EXPENSES):
   Interest expense                                                 (553,690)              (77,329)
   Other                                                              13,994                 6,024
                                                                 -----------           -----------
     Total other revenues (expenses)                                (539,696)              (71,305)
                                                                 -----------           -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                             (1,674,311)             (793,761)

INCOME TAX (PROVISION) BENEFIT                                            --                    --
                                                                 -----------           -----------

NET INCOME (LOSS)                                                $(1,674,311)          $  (793,761)
                                                                 ===========           ===========

BASIC INCOME (LOSS) PER COMMON SHARE                             $     (0.30)          $     (0.30)
                                                                 ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         6,017,029             3,094,081
                                                                 ===========           ===========


         The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            COMMON STOCK
                                                    -------------------------                                            RETAINED
                                                     NUMBER OF          $.01          PAID-IN          TREASURY          EARNINGS
                                                      SHARES         PAR VALUE        CAPITAL            STOCK          (DEFICIT)
                                                    ----------        -------        ----------        --------       ------------
BALANCE, December 31, 1999                           3,320,298        $33,203        $7,871,605        $(75,000)      $(11,833,466)
Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                           --             --                --              --           (138,000)

Reclassification of Class A, preferred stock                --             --                --              --                 --

Services provided at no charge by
  stockholder                                               --             --            35,408              --                 --
Options granted to nonemployees for
  services provided                                         --             --            43,238              --                 --

Issue of common stock, 101,875 shares                  101,875          1,018            11,950              --                 --

Net loss for the year ended
   December 31, 2000                                        --             --                --              --           (793,761)

                                                    ----------        -------        ----------        --------       ------------
BALANCE, December 31, 2000                           3,422,173        $34,221        $7,962,201        $(75,000)      $(12,765,227)
                                                    ==========        =======        ==========        ========       ============

Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                           --             --                --              --           (138,000)

Services provided at no charge by
  stockholder                                               --             --            35,406              --                 --

Issue of common stock for services                     223,190          2,232           107,489              --                 --

Options issued to consultants                               --             --            42,924              --                 --

Paid in capital - Debentures                                --             --           450,000              --                 --

Conversion of debentures  to stock                   4,346,139         43,461           134,891              --                 --

New stock issued                                     9,526,866          6,900           683,100              --                 --

Net loss for the year ended
   December 31, 2001                                        --             --                --              --         (1,674,311)

                                                    ----------        -------        ----------        --------        ------------
BALANCE, December 31, 2001                          17,518,368        $86,814        $9,416,011        $(75,000)       $(14,577,538)
                                                    ==========        =======        ==========        ========        ============


                                                     CLASS A          CLASS B        CLASS B, SER B          TOTAL
                                                   PREFERRED         PREFERRED          PREFERRED        STOCKHOLDERS'
                                                      STOCK             STOCK             STOCK             EQUITY
                                                   ----------        ----------      ---------------    --------------
BALANCE, December 31, 1999                          $ 33,034         $1,150,000        $1,783,935        $(1,036,689)
Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                         --                 --                --           (138,000)

Reclassification of Class A, preferred stock         (33,034)                --                --            (33,034)

Services provided at no charge by
  stockholder                                             --                 --                --             35,408
Options granted to nonemployees for
  services provided                                       --                 --                --             43,238

Issue of common stock, 101,875 shares                     --                 --                --             12,968

Net loss for the year ended
   December 31, 2000                                      --                 --                --           (793,761)

                                                    --------         ----------        ----------        -----------
BALANCE, December 31, 2000                          $     --         $1,150,000        $1,783,935        $(1,909,870)
                                                    ========         ==========        ==========        ===========

Dividends accrued on Series A,
   Class B, preferred stock at
   $.16 per share                                         --                 --                --           (138,000)

Services provided at no charge by
  stockholder                                             --                 --                --             35,406

Issue of common stock for services                        --                 --                --            109,721

Options issued to consultants                             --                 --                --             42,924

Paid in capital - Debentures                              --                 --                --            450,000

Conversion of debentures  to stock                        --                 --                --            178,352

New stock issued                                          --                 --                --            690,000

Net loss for the year ended
   December 31, 2001                                      --                 --                --         (1,674,311)

                                                    --------         ----------        ----------        -----------
BALANCE, December 31, 2001                          $     --         $1,150,000        $1,783,935        $(2,215,778)
                                                    ========         ==========        ==========        ===========


         The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                      2001                2000
                                                                  -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others                          $ 1,773,206         $ 1,654,136
 Cash paid to suppliers and employees                              (2,448,161)         (2,219,458)
 Interest paid                                                        (72,982)            (63,840)
                                                                  -----------         -----------
     Net cash used  by operating activities                          (747,937)           (629,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (19,456)            (82,946)
 Payments for trademarks and product design costs                      (1,000)             (4,931)
 Cash received from sale of fixed asset                                 9,575               1,642
                                                                  -----------         -----------
     Net cash used by investing activities                            (10,881)            (86,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Draw on bank overdraft, net                                              (21)            (29,657)
 Net proceeds from demand notes payable to related parties           (367,252)            722,500
 Payments on notes payable                                            (13,252)            (19,475)
 Proceeds from new borrowings                                              --              28,800
 Proceeds from issuance of debentures                                 450,000                  --
 Proceeds from common stock issued and options exercised              690,000              12,968
                                                                  -----------         -----------
   Net cash provided by financing activities                          759,475             715,136
                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH                                           657                (261)

CASH, beginning of period                                                 400                 661
                                                                  -----------         -----------

CASH, end of period                                               $     1,057         $       400
                                                                  ===========         ===========

 NONCASH TRANSACTIONS:
  Preferred Series A, Class B dividends of $138,000 were accrued during each year ended December 31, 2001 and 2000.

  Certain salaries to Company employees totaling approximately $35,400 were paid by a stockholder during each of the years ended December 31, 2001 and 2000.

  Options were granted to nonemployees for services provided during the year ended December 31, 2001. The value of the options was approximately $42,900.

  Stock was issued to nonemployees for services provided during the year ended December 31, 2001. The value of the stock was approximately $109,700.

  Debentures and accrued interest with a value of $178,352 have been converted into 4,346,139 shares of common stock during the year ended December 31, 2001.


                                    Continued

                           VITAL LIVING PRODUCTS, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH USED BY OPERATING ACTIVITIES:

                                                                                     2001               2000
                                                                                 -----------         ---------
   Net loss                                                                      $(1,674,311)        $(793,761)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation and amortization                                                 54,513            98,186
        Gain on sale of fixed assets                                                  (7,260)             (844)
        Services provided at no charge by stockholder                                 35,406            35,408
        Provision for interest related to issuance of
           debentures and warrants                                                   450,000                --
        Interest accrued on debentures                                                31,154                --
        Stock issued for professional services                                       109,721                --
        Stock options issued for professional services                                42,924            43,238
        (Increase) decrease in accounts receivable                                    82,309            (9,080)
        Increase in inventory                                                        (15,983)          (11,914)
        (Increase) decrease in prepaid expenses                                        2,837            (2,987)
        Increase in payable to related party                                              --             4,231
        Increase (decrease) in trade accounts payable                                (22,242)           46,281
        Increase (decrease)  in accrued interest payable to related party               (446)           13,489
        Increase  in accrued payroll and payroll taxes                                 2,134             2,486
        Increase (decrease) in other accrued liabilities                             161,308           (53,895)
                                                                                 -----------         ---------
           Net cash used  by operating activities                                $  (747,937)        $(629,162)
                                                                                 ===========         =========


         The accompanying notes to financial statements are an integral part of this statement.

                           VITAL LIVING PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



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

       DEFERRED COSTS - The Company has incurred certain costs related to product design, patents and trademarks. Management believes that these costs will be recovered through future operations, and accordingly, has capitalized them as described in Note 5.

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

       STOCK-BASED COMPENSATION - The Company has a compensatory stock option plan under which it grants options to employees and agents. As all options granted to employees are at exercise prices which are equal to or greater than fair market value of the stock, the Company records no expense related to such grants (see Note 8). Stock options granted are valued using the Black Scholes valuation model and quoted prices for the Company's stock. When options are granted to non-employees, the transaction is accounted for based on the fair value of the consideration (goods and services) received or the fair value of the options granted, whichever is more reliably measurable.

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

       LOSS CONTINGENCIES - As discussed in Note 15, the Company expects to incur certain legal costs in connection with the investigations described there. The Company's accounting policy regarding such costs relating to loss contingencies is to provide for the estimated expense and related accrued liability in the period when events occur which give rise to the expense. As discussed in Note 15, estimated amounts for the expense of these investigations were recorded in the year ended December 31, 2001.

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


2.  COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:

       As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and resulting cash flow deficits. It also has current liabilities significantly in excess of current assets and a significant deficit in total stockholders' equity. Also as discussed below, the Company is in default on its convertible debentures payable. These factors raise substantial doubt about the Company's ability to continue as a going concern as of December 31, 2001.

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

       During 2001, the Company has received funding from two private placement transactions. In February 2001, the Company entered into an equity financing agreement with a private equity investment fund, whereby the Company has received $450,000 in exchange for its issuance of convertible debentures and warrants to the investment fund (see Note
         6). In October and November 2001, the Company received $690,000 through a private placement of 9,526,866 shares of common stock (see Note 8).

       Substantial amounts of the cash generated through this funding will be required by the Company to defend itself against investigations which have been undertaken by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Federal Bureau of Investigation and the U.S. Attorneys Office for the Southern District of New York regarding its efforts to develop and market a home testing kit for the anthrax bacteria as well as alleged unlawful insider trading in the Company's common stock (see Note 15).

       Additionally, the Company has received notices of default from each of the holders of its convertible debentures (see Note 6) because it has failed to continuously maintain an effective registration statement covering the securities related to such debentures. If the holders of those debentures do not convert substantially all of the outstanding principal and interest on the debentures and demand payment thereunder, the Company would not likely have sufficient funds to meet its payment obligations and could be forced into bankruptcy. The debentures are secured by all of the Company's assets and intellectual property. The Company has failed to make payments that were due in February 2002 on approximately $72,000 of the convertible debentures and accrued interest. If the debenture holders choose to exercise their rights under the default, then its assets would become subject to foreclosure and it would likely be impossible to remain a going concern.

       Management expects to require additional financing to fund the Company's operations at some point no later than spring of 2002 and, to the extent that the secured convertible debentures have not been converted into shares of its common stock, it will require additional financing to repay the debentures when due, whether upon acceleration or at maturity (February 2002 and June 2002). Management intends to explore various financing alternatives, including the sale of convertible debt securities and the private placement of equity securities. No assurance can be given, however, that additional funds will be available.

       If, under these new financing agreements and/or subsequent financing agreements, the Company cannot meet its cash requirements, its financial condition and results of operations could be materially adversely affected and it may be unable to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



3.  RELATED PARTY TRANSACTIONS:

      At December 31, 2001, the Company had approximately $750,000 in borrowings outstanding on a $750,000 revolving line of credit from Wilbur Peters. This loan is due in February 2003. This line of credit is unsecured and provides that advances will be made at the discretion of the lender and requires monthly interest payments at the LIBOR rate plus 1.5%. During 2001, Mr. Peters executed an amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. Interest accrued at December 31, 2001, was $12,224. Interest expense on this note totals approximately $41,600 and $33,300 for the years ended December 31, 2001 and 2000, respectively.

      At December 31, 2001, the Company had borrowings from CTF, Inc., an affiliate of Mr. Peters, of $43,000. The unsecured note is due in February 2003 and has an interest rate of prime plus 2%. During 2001, CTF, Inc. executed an amendment to the promissory note under which CTF agreed to accept prepayments to the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. Interest accrued at December 31, 2001, was $4,528. Interest expense on this note totals approximately $29,300 and $44,000 for the years ended December 31, 2001 and 2000, respectively.

      CTF, Inc. owns the preferred Series A, Class B stock and is owed
         $1,311,000 in accrued dividends (see Note 9).

      The salaries for the chief financial officer and vice-president of the Company and certain accounting personnel were paid by companies with which Mr. Peters is affiliated. These salaries, which were approximately $35,400 for each of the years ended December 31, 2001 and 2000, have been recorded in the statements of operations, and the Company has also recorded additional capital contributions from Mr. Peters in these amounts.

      During the year ended December 31, 2000, the Company entered into a $100,000 line of credit arrangement with CTF, Inc. The line matured on May 1, 2001. Interest expense on this note totals approximately $1,680 and $30 for the years ended December 31, 2001 and 2000, respectively.


4.  INVENTORY:

         The Company's inventories as of December 31, 2001, consisted of the following components:

                     Water testing kits                 $221,871
                     Water treatment parts                74,936
                     Vending parts                        11,162
                                                        --------
                                                        $307,969
                                                        ========

5.  DEFERRED COSTS:

       Deferred costs as of December 31, 2001, consists of the items shown below. These are being amortized on a straight-line basis over their estimated useful lives of from 5 to 17 years. Amortization expense recorded during the year ended December 31, 2001, totaled $6,193.

                     Product design costs                    $13,157
                     Patents and trademarks                   37,370
                     Non-compete agreement                    14,500
                     Other                                     6,200
                                                             -------
                                                              71,227
                     Less accumulated amortization            56,890
                                                             -------
                      Net deferred costs                     $14,337
                                                             =======

6.   CONVERTIBLE DEBENTURES AND WARRANTS:

       During 2001, the Company borrowed $450,000 from an investment group under convertible debentures. These debentures, which require the payment of interest at 12% per year, will become due in February 2002. They are secured by substantially all company assets and provide for certain restrictions on additional borrowings, issuance of equity securities, and payment of dividends on common stock. The debentures were initially convertible into the Company's common stock at the lesser of $.278 per share or 50% of market price for that stock, as defined. As a result of certain antidilution adjustments, as of December 31, 2001, the remaining $302,802 balance of debentures and accrued interest was convertible into common stock at a conversion price equal to the lesser of $0.06 or 50% of the market price, as defined.

       As a part of this transaction, the debenture holders received warrants to purchase up to 300,000 shares of the Company's common stock. These warrants may be exercised at any time within three years of their issuance at prices initially equal to the lesser of $.229 per share or 50% of market price, as defined. As a result of certain antidilution adjustments, the warrants are exercisable as of December 31, 2001, for an aggregate of 633,129 shares of common stock at an exercise price equal to the lesser of $0.11, subject to adjustment under certain antidilution provisions, or the average of the lowest three inter-day trading prices of the Company's common stock during the ten trading day period ending one trading day prior to the date of exercise.

       As of December 31, 2001, debentures for $156,468 and accrued interest on the debentures of $21,884 had been converted into 4,346,139 shares of common stock. Based on stock prices prior to December 31, 2001, the remaining debentures could be converted into approximately 5,046,700 shares of the Company's common stock. In the cases of both the debentures and warrants, investors may acquire shares of the Company's common stock at discounts below their market value. Due to the preferential conversion feature of the debentures, the Company recorded $450,000 of interest expense and additional paid-in capital at the time of their issuance.

       The Company has received notices of default from each of the holders of the convertible debentures claiming that because it had failed to continuously maintain an effective registration statement covering the securities associated with the debentures that it is in default under the debentures. Upon the occurrence of a default under the debentures, the debenture holders are entitled to accelerate the conversion of all debentures immediately due and payable in an amount equal to the greater of (i) 130% of the outstanding principal and interest on the debentures and (ii) the number of shares obtainable upon exercise of the outstanding principal and interest on the debentures, treating the date of payment as the conversion date, times the highest closing price for the Company's common stock during the period beginning on the date of the default through the date of payment, which is calculated to be approximately $2,500,000 as of the date of this report. In addition, on February 23, 2002, approximately $72,000 of the convertible debentures came due. The Company failed to pay this balance due and is in default under all debentures. To date the debenture holders have not invoked their acceleration right, but they may do so at any time.


7.  LONG-TERM DEBT:

       The Company had a note payable to a bank at December 31, 2001, totaling
         $8,659. The interest rate on the note is 3.9%. Monthly payments of principal and interest total $634. This loan is secured by a vehicle at December 31, 2001 and matures as follows:

                          Year            Amount
                          ----           -------
                          2002           $ 7,398
                          2003             1,262
                                         -------
                                         $ 8,660
                                         =======

       See Note 3 for discussion of related party notes payable.


8.  COMMON STOCK OUTSTANDING, STOCK OPTION PLAN AND LOSS PER COMMON SHARE:

       The Company has 50,000,000 shares of authorized common stock, of which 17,194,521 shares are issued and outstanding and 323,847 shares are issued and held as treasury shares. A total of 19,868,181 common shares have been reserved for future issuance of stock through the exercise of stock options and the conversion of Class B preferred stock and debentures and warrants, as described below.

       During 2001, the Company issued 9,526,866 shares of common stock in private placement transactions for aggregate consideration of $690,000.

       During 2001, the Company issued 223,190 shares of stock to vendors for services rendered. This transaction was valued at approximately $109,721, based on the market values of shares issued to the vendors at the dates awarded. Accordingly, expense in this amount was recorded on the income statement for the year ended December 31, 2001.

       Additionally, the Company has reserved 15,000,000 shares for issuance in connection with the convertible debentures and warrants described in
         Note 6.

       The 1991 Stock Option Plan provides for granting options for up to 3,150,000 shares of the Company's common stock to key employees, directors, consultants, and agents of the Company. Options to be granted may be either incentive or non-statutory stock options, and restrictions apply to both the grant and exercise of options. As of the date of this report, options for 1,931,668 shares have been granted to employees and agents. Options extend contractually for ten years. Non-qualified options vest fully at the time of grant while incentive stock options issued to employees vest ratably over four years. The following is a summary of option activity during the years ended December 31, 2001 and 2000.

       Activity for non-qualified stock options (primarily non-employees) was as follows:

                                                   December 31, 2001                      December 31, 2000
                                            -------------------------------        ---------------------------------
                                                                  Exercise                                 Exercise
                                             Shares                Price*            Shares                  Price*
                                            ---------            ----------        ----------             ----------
Outstanding at beginning of year            1,873,668            $    0.214         1,953,668             $    0.192
Granted                                        25,000                 0.613            10,000                  1.500
Granted                                        50,000                 0.613            10,000                  2.500
Granted                                        12,000                 0.688                --                     --
Exercised                                          --                    --          (100,000)                 0.125
                                            ---------            ----------        ----------             ----------
Outstanding at end of year                  1,960,668            $    0.233         1,873,668             $    0.214
                                            =========            ==========        ==========             ==========
Exercisable at end of year                  1,960,668            $    0.233         1,873,668             $    0.214
                                            =========            ==========        ==========             ==========


*weighted average

         Activity for incentive stock options (granted to employees) was as follows:

                                                   December 31, 2001                      December 31, 2000
                                            ------------------------------        ------------------------------
                                                                 Exercise                               Exercise
                                             Shares               Price*           Shares                Price*
                                            ---------           ----------        --------            ----------
Outstanding at beginning of year             52,625             $    0.810         32,500             $    0.250
Granted                                      42,000                  0.688         22,000                  1.560
Granted                                       2,000                  0.860             --                     --
Exercised                                        --                     --         (1,875)                 0.250
Expired or forfeited                         (6,000)                 1.560
Expired or forfeited                         (9,000)                 0.688             --                     --
Expired or forfeited                         (5,625)                 0.250             --                     --
                                            -------             ----------        -------             ----------
Outstanding at end of year                   76,000             $    0.732         52,625             $    0.810
                                            =======             ==========        =======             ==========
Exercisable at end of year                   22,750             $    0.144         14,375             $    0.250
                                            =======             ==========        =======             ==========

Exercise prices for options outstanding at December 31, 2001, range from $.125 to $2.50 per share. Total shares by exercise price are as follows:

                                          Options               Options          Remaining
                  Exercise Price        Outstanding           Exercisable     Contractual Life*
                  ---------------       -----------           -----------     -----------------
                      $0.125              1,720,000            1,720,000           6 yrs
                       1.120                121,668              121,668           1 yr
                       0.250                 27,000               20,750           7 yrs
                       0.613                 75,000               75,000          10 yrs
                       0.688                 45,000               12,000          10 yrs
                       0.860                  2,000                   --          10 yrs
                       1.000                 10,000               10,000           8 yrs
                       1.500                 10,000               10,000           9 yrs
                       1.560                 16,000                4,000           9 yrs
                       2.500                 10,000               10,000           9 yrs
                                          ---------            ---------
                                          2,036,668            1,983,418
                                          =========            =========

               *weighted average

       The Company has recorded no compensation expense under this plan during 2001 or 2000, as options have been granted at prices which are greater than or equal to fair market value of the stock at the dates of the grant. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the statement.

       During 2000, the Company granted options for 20,000 shares to a vendor.
         Exercise price of these options is $1.50 and $2.50 per share for each set of 10,000 options. At the grant dates, the fair market value of the Company's common stock was $2.12 and $1.75 per share. Based on the value of services received from this vendor and the amount paid in cash by the Company, the Company determined the value of the options granted to approximate $43,200. Accordingly, expense in this amount was recorded on the income statement for the year ended December 31, 2000.

       During 2000, the Company granted options for 22,000 shares to employees.
         Using the Black Scholes valuation model, it calculated the value of those options to be approximately $1.57 each ($34,500 in total). This valuation included the following assumptions: risk-free interest rate - 6.0%; expected life - 4 years; expected volatility - 105%; expected dividends - none. The Company estimated that 60% of these options will vest. Exercise price of these options is $1.56 per share. At the grant date, the fair market value of the Company's common stock was approximately $1.56 per share.

       During 2001, the Company granted two sets of options for 54,000 and 2,000 shares to employees. Using the Black Scholes valuation model, it calculated the value of those options to be approximately $37,300 and $1,700, respectively. This valuation included the following assumptions: risk-free interest rate - 3.5% and 3.89%, respectively; expected life - 4 years; expected volatility - 100%; expected dividends
         - none. The Company estimated that 60% of these options will vest. Exercise price of these options is approximately $0.69 and $0.86 per share, respectively. At the grant dates, the fair market value of the Company's common stock was approximately $0.69 and $0.86 per share, respectively.

       Had the Company recorded expense for these grants under FASB Statement
         123, it would have recorded additional compensation cost of $13,148 and $6,994 in 2001 and 2000, respectively. Pro-forma net income (loss) and per share amounts for each year would be as follows:

                                                      2001            2000
                                                   -----------      ---------
              Net Income (Loss), as reported       $(1,674,311)     $(793,761)
              Pro-forma Net Income (Loss)          $(1,687,459)     $(800,755)

              Pro-forma Basic Income (Loss)
                per Common Share                   $     (0.30)     $   (0.30)

       Basic earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding for 2001 and 2000 is determined by calculating the number of months the respective shares were outstanding during the year, multiplying by the number of shares outstanding and dividing by twelve.

       No calculation has been presented for diluted earnings per share for either period. The inclusion of shares for the effect of any options or preferred stock would be anti-dilutive because the Company has losses for both years. The calculation of basic earnings (loss) per common share is based on the Company's net income (loss) adjusted for the amount of preferred dividends accrued ($138,000) during each of the years ended December 31, 2001 and 2000.


9.  PREFERRED STOCK:

       During 1992, the Company authorized 3,303,375 shares of Class A preferred stock with a par value of one cent per share. Each share of this class of stock, which is non-voting and has no dividend rights, has a liquidation preference of $.01 per share and is convertible at the holder's option into one share of the Company's common stock.

       However, all outstanding shares of Class A preferred stock are currently held in escrow under an agreement with its original holders which prohibits the holders from converting the shares as long as they are being held in escrow. Since certain financial thresholds were not met in prior years, under the terms of the escrow agreement the shares of Class A preferred stock are required to be released from escrow to the Company and the Company is required to redeem such shares at $.01 per share ($33,034 in the aggregate). During 2000, the Company's Board of Directors approved the release of the certificates representing the outstanding shares of Class A preferred stock so that it may redeem such shares. Such preferred stock has been reclassified from stockholders' equity in the accompanying balance sheets as a result of the Board's actions. These shares have not yet been released by the escrow agent, and they are still subject to redemption.

       Also, the Company has authorized 1,000,000 shares of Class B preferred stock with a par value of one cent per share. Its Series A shares have a liquidation preference of $.01 per share ($5,750 in aggregate), provide for the payment of dividends at 12% per annum, are redeemable at any time at the Company's option at $2.00 per share ($1,150,000 in aggregate), and are convertible by the holder into shares of common stock at a ratio of 4/9 of a share of common for each preferred share tendered. Holders of this Series A, Class B preferred stock have the right to elect a majority of the Board of Directors. Dividends accrued on these shares through December 31, 2001, totaled $1,311,000 ($2.28 per share), including dividends accrued of $138,000 for each year 2001 and 2000.

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


10.  FINANCIAL INSTRUMENTS:

       Except for accrued dividends, the Company estimates the fair value of all financial instruments to be equal to the book value reflected in the accompanying financial statements. The Company estimates that the fair value of accrued dividends is less than their carrying amount as they cannot be paid until future periods. As the timing of such payment cannot presently be determined, it is not practicable to calculate a net present value of the liability or to estimate its fair value.


11.  OPERATING LEASES:

       The Company leases its office and warehouse space under a lease which extends through March 31, 2004. This lease requires monthly payments of $3,400. Rent expense, for the years ended December 31, 2001 and 2000, was approximately $40,800 and $40,200, respectively. Future rent payments under the terms of the lease agreement for the years ending December 31, 2002, 2003 and 2004 are approximately $42,600, $43,200 and
         $10,800, respectively.


12.  INCOME TAXES:

       At December 31, 2001, net noncurrent deferred tax assets of approximately
         $3,110,000 resulted primarily from net operating losses. A valuation allowance for the entire $3,110,000 has also been established due to the Company's uncertain financial condition (see Note 2).

       The components of the net noncurrent deferred tax assets and related valuation allowance are as follows:


                   Deferred tax assets:
                        Federal                               $2,950,000
                        State                                    160,000
                                                              ----------
                          Total deferred tax assets            3,110,000
                      Valuation allowance                      3,110,000
                                                              ----------
                           Net deferred tax assets            $       --
                                                              ==========

       At December 31, 2000, the Company had net noncurrent deferred tax assets of approximately $2,777,000, along with a corresponding valuation allowance of the same amount. The $333,000 increase in the noncurrent deferred tax assets as of December 31, 2001, and the deferred tax provision which would be reflected on the Company's statement of operations has been offset by a corresponding increase in the valuation allowance. The statement of operations therefore reflects no deferred tax provision.

       As the Company has essentially no taxable income to date on a cumulative basis, it has recorded no current provision for income taxes for the years ended December 31, 2001 and 2000. For the ended December 31, 2001 and 2000, there were no significant differences between losses reported in the Company's financial statements and its tax return.

       As of December 31, 2001, the Company has net operating loss carry forwards of approximately $9,114,000 for federal income tax purposes.

       Various state net operating loss carryforwards are also available for use in reducing apportioned state taxable income. The most significant of these is approximately $2,100,000 in North Carolina.

       The deferred tax benefit (provision) for the years ended December 31, 2001 and 2000 are as follows:

                                                                2001                  2000
                                                             ---------             ---------
               Deferred tax benefit (provision) -
                    Federal                                  $ 280,000             $ 120,000
                    State                                       53,000                47,000
                                                             ---------             ---------
                                                               333,000               167,000
               Change in valuation allowance                  (333,000)             (167,000)
                                                             ---------             ---------
               Net deferred tax provision                    $      --             $      --
                                                             =========             =========

       The deferred provisions for 2001 and 2000 differ from amounts which would be calculated at statutory rates due to changes in the valuation allowance and the expiration of loss carryforwards for state purposes.

       Federal net operating loss carryforwards expire as follows:

                       Year of           Net Operating
                      Expiration          Loss Amount
                      ----------         -------------
                         2006              $1,007,000
                         2007               3,574,000
                         2008                 835,000
                         2009                 541,000
                         2010                 559,000
                         2011                 242,000
                         2017                 441,000
                         2018                 280,000
                         2020                 642,000
                         2021                 993,000
                                           ----------
                                           $9,114,000
                                           ==========


13.  SUPPLEMENTARY FINANCIAL INFORMATION:

       Marketing, advertising and promotion costs include the following for the years ended December 31, 2001 and 2000:

                                                       2001                2000
                                                     --------            --------
               Advertising                           $ 75,308            $ 58,159
               Promotions                               7,079              22,527
               Trade shows                             23,930              62,576
               Public relations and other             109,520             113,064
                                                     --------            --------
                                                     $215,837            $256,326
                                                     ========            ========


14.  MAJOR CUSTOMERS AND SEGMENT INFORMATION:

       Sales to three major customers comprised approximately 23%, 12% and 10%, respectively, of total sales for the year ended December 31, 2001. Sales to two major customers comprised approximately 16% and 10%, respectively, of total sales for the year ended December 31, 2000.

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

       Financial information by segment is as follows:

                                                 For the year ended December 31, 2001
       -----------------------------------------------------------------------------------------------------------------
                                               Water            Water
                                              Testing         Treatment       Vending        Corporate          Total
                                              -------         ---------       -------        ---------          -----

          Segment sales                     $ 1,030,077       $ 443,628       $210,459              --       $ 1,684,164
          Operating income (loss)               103,004          80,464         81,298      (1,399,381)       (1,134,615)
          Interest expense                      261,953         175,327         28,190          88,220           553,690
          Interest income                            --           6,734             --              --             6,374
          Net income (loss)                    (158,949)        (80,869)        53,108      (1,487,601)       (1,674,311)

          Segment assets                        282,500         189,079         30,401          95,142           597,122
          Capital asset additions                    --          16,108             --           2,976            19,084
          Depreciation and amortization           6,193          15,170         18,484          14,666            54,513

                                                 For the year ended December 31, 2000
         ----------------------------------------------------------------------------------------------------
                                            Water         Water
                                           Testing      Treatment      Vending     Corporate         Total
                                           -------      ---------      -------     ---------         -----

         Segment sales                     $950,619     $ 429,847      $277,569           --      $ 1,658,035
         Operating income (loss)             95,860        12,567        32,884     (863,767)        (722,456)
         Interest expense                    35,585        22,138         8,011       11,595           77,329
         Interest income                         --         5,178            --           --            5,178
         Net income (loss)                   60,275        (3,547)       24,872     (875,361)        (793,761)

         Segment assets                     323,044       200,971        72,728      105,257          702,000
         Capital asset additions                 --        13,047        21,497       70,950          105,494
         Depreciation and amortization        5,218        25,746        55,441       11,781           98,186


15.  COMMITMENTS AND CONTINGENCIES:

       In October 2001, the Company announced that it was developing a home testing kit for the anthrax bacteria. Soon after it made a public announcement concerning its efforts to develop the product the Securities and Exchange Commission, and the National Association of Securities Dealers, Inc. each opened investigations regarding these efforts as well as alleged unlawful insider trading in the Company's common stock. Each of these investigations is currently pending and the SEC staff has informed the Company that it has recommended to the SEC that it file a civil enforcement action against the Company and Donald
         R. Podrebarac, its chief executive officer, for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The remedies the SEC staff is considering recommending that the SEC seek include an injunction requiring the Company to not violate the securities laws in the future, fines and an order preventing Mr. Podrebarac from working for a public company, which would include the Company.

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

       Also in connection with the Company's development of the anthrax testing kit, investigations were undertaken by Federal Trade Commission and the North Carolina Department of Justice's Consumer Protection Division. While the investigation by the North Carolina Department of Justice's Consumer Protection Division remains open, the Company has entered into a settlement with the Federal Trade Commission under which it will not produce or market the anthrax test or any other biohazard test or device unless it possesses competent scientific evidence substantiating its efficacy.

       The Company's balance sheet as of December 31, 2001, reflects a reserve of approximately $178,000 for estimated costs related to the investigations described above which are expected to be incurred during the first six months of 2002. Management believes that it is not possible at this time to estimate costs related to the investigation which may be incurred beyond June 2002 or any subsequent litigation.

       A significant portion of the Company's sales market is in hardware and home center stores. Therefore, the Company's ability to make future sales is dependent upon these retail markets.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our directors and executive officers are as follows:

  NAME & DIRECTOR SINCE             AGE             POSITION
  ---------------------             ---             --------
  Donald R. Podrebarac              52              Chief Executive Officer, President and Director
  1993

  C. Wilbur Peters                  79              Chairman of the Board, Treasurer and Director
  1990

  Larry C. Pratt                    52              Vice President, Secretary and Director
  1990

  Duane G. Hansen                   69              Director
  1993

  Phil Divine                       56              Director
  1993

         Our board of directors has five members. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. There are no family relationships between any of our directors or executive officers.

         Donald R. Podrebarac has served as our Chief Executive Officer and President since 1996 and has also served on our board of directors since 1993. Mr. Podrebarac served as Executive Vice President from 1994 to 1996. From 1992 to 1994 Mr. Podrebarac served as a consultant to the Company. From 1991 to 1992 Mr. Podrebarac served as President of Alaska Falls Bottling Company, a bottled water company and a wholly-owned subsidiary of Liqui-box Corporation, a publicly-traded bottled water company. From 1982 to 1989 Mr. Podrebarac served as President of Ambrosia Premium Water Company, a bottled water company founded by Mr. Podrebarac.

         C. Wilbur Peters has served as a director since our inception in 1990. He has served as Chairman of the Board and Treasurer since 1993. From 1993 to 1996 Mr. Peters served as Chief Executive Officer and President. Mr. Peters was the founder, Chief Executive Officer and President of Minnesota Fabrics, Inc., a publicly-traded piece goods retail company which was acquired by Hancock Fabrics, Inc., a fabric retailer, in 1985. Since 1985 Mr. Peters has been President and director of CTF, Inc., a non-profit corporation that supports missionary activities.

         Larry C. Pratt has served as a director since our inception in 1990. He has served as Vice President and Secretary since 1993. Since 1989 Mr. Pratt has served as a venture consultant for C. Wilbur Peters in connection with Mr. Peters' private investments. From 1985 to 1989 Mr. Pratt served as Administrative Manager of Hancock Fabrics, Inc, a fabric retailer.

         Duane G. Hansen joined our board of directors in 1993. Mr. Hansen was Group Vice President of Minnesota Fabrics, Inc. at the time of its acquisition by Hancock Fabrics, Inc. in 1985 and continued as Vice President until his retirement in 1987. Since 1987 Mr. Hansen has been engaged in volunteer work and from 1991 to 1996 he served as York County (S.C.) Republican Chairman.

         Phil Divine joined our board of directors in 1993. Since February 2001, Mr. Divine has served as Director of Human Resources for Calvary Church, located in Matthews, North Carolina. From 1999 to 2001, Mr. Divine served as Director of Management Development and Training for Osprey Systems, Inc., an electronic commerce consulting firm. From 1997 to 1999 Mr. Divine served as Chief Information Officer for Osprey Systems. From 1996 to 1997 Mr. Divine served as Practice Manager for Osprey Systems. From 1995 to 1996 Mr. Divine was a consultant for Phil Divine, Inc., a management consulting firm.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers to file reports of holdings and transaction in Common Stock with the SEC. Based on our records and other information, we believe that in 2001 our Directors, executive officers and beneficial owners of more than 10% of our outstanding shares of common stock met all applicable SEC filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION

         Executive Compensation. Mr. Podrebarac is our only employee who receives compensation in excess of $100,000 per year. Mr. Podrebarac's salary is $126,600 per year. We pay the premiums on a $500,000 term life insurance for the benefit of Mr. Podrebarac and reimburse him for operating and maintenance expenses on his vehicle. We also may from time to time in our discretion pay performance bonuses to Mr. Podrebarac. Mr. Podrebarac is eligible to receive options to purchase shares of our common stock pursuant to our 1991 Stock Option Plan.

         Director Compensation. We pay each outside director a $500 fee for each meeting of the board of directors attended. Directors who are officers or employees of the Company receive no additional compensation for serving as directors. We reimburse all directors for all reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and any of its committees.

         The following table shows the compensation paid by us for each of the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, to or for the account of Donald R. Podrebarac, our Chief Executive Officer.

                          SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS        ALL OTHER
 NAME AND PRINCIPAL POSITION     FISCAL YEAR    SALARY ($)     BONUS ($)        OPTIONS (#)         COMPENSATION ($)
 ---------------------------     -----------    ----------     ---------        -----------         ----------------
Donald R. Podrebarac                2001          135,656         --                 --                  998(1)
President & CEO                     2000          126,654        5,000               --                  998(1)
                                    1999          121,962         --                 --                  998(1)

--------------------
(1) Represents value of term life insurance premiums paid by us for the benefit of Mr. Podrebarac.

The following table sets forth information relating to the exercise of options by Mr. Podrebarac during the year ended December 31, 2001 and the year-end value of his unexercised stock options.

                        AGGREGATED OPTION EXERCISES IN
                       2001 AND YEAR-END OPTION VALUES

                                                                     NUMBER OF SHARES          VALUE OF UNEXERCISED
                              SHARES ACQUIRED                     UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
            NAME                ON EXERCISE     VALUE REALIZED    OPTIONS AT YEAR-END (#)          YEAR-END ($)
            ----                -----------     --------------    -----------------------          ------------
                                                                       EXERCISABLE/                EXERCISABLE/
                                                                       UNEXERCISABLE              UNEXERCISABLE
                                                                       -------------              -------------
Donald R. Podrebarac                 --               --                 400,000/0                    0(1)/0

-------------------
(1) Based on the closing price of the Company's common stock as quoted on the Nasdaq OTC Bulletin Board on December 31, 2001 ($0.09 per share).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of December 31, 2001 with respect to the beneficial ownership of our common stock by:

              - each person or group of affiliated persons we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

              -   each director;

              -   each executive officer; and

              -   all directors and executive officers as a group.

The information about ownership was furnished to the Company by the indicated beneficial owners. All shares are owned directly and with sole voting and dispositive power except as otherwise noted.

                                                                         AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                TITLE OF CLASS       BENEFICIAL OWNERSHIP      PERCENT OF CLASS
------------------------------------                --------------       --------------------      ----------------
C. Wilbur Peters
2004 Valencia Terrace
Charlotte, NC 28226                                     Common               3,858,577(1)               19.3%

Donald R. Podrebarac
1154 Baron Road                                         Common                606,700(2)                 3.5%
Weddington, NC 28173

Larry C. Pratt
5001 Smith Farm Road                                    Common                364,888(3)                 2.1%
Matthews, NC 28104

Duane G. Hansen
1999 Candlewick Drive                                   Common                 6,000(4)                 --(8)
Fort Mill, SC 29715

Phil Divine
2235 Ramblewood Lane                                    Common                 6,000(5)                 --(8)
Charlotte, NC 28210

CTF, Inc.
2004 Valencia Terrace                                   Common               1,294,057(6)                7.4%
Charlotte, NC 28226

Bessie Peters
2004 Valencia Terrace                                   Common               1,294,057(7)                7.4%
Charlotte, NC 28226

All Directors and executive officers as a group         Common                 4,848,145                23.5%
(5 persons)                                                                 (1)(2)(3)(4)(5)

--------------------

(1) Includes 1,038,501 shares held by CTF, Inc. and 255,556 shares issuable upon conversion of 575,000 shares of Series A, Class B preferred stock owned by CTF, Inc. as well as 1,564,500 shares issuable upon conversion of 31,290 shares of Series B, Class B preferred stock and 1,000,000 shares subject to presently exercisable options owned directly by Mr. Peters. Mr. Peters and his wife, Bessie Peters, are the sole directors of CTF, Inc., a non-profit corporation. As such they have share power to vote and dispose of the shares owned by CTF, Inc.

(2) Includes 206,700 shares owned jointly by Mr. Podrebarac and his wife, Buntin S. Podrebarac, and 400,000 shares subject to presently exercisable options held by Mr. Podrebarac.

(3) Includes 300,000 shares subject to presently exercisable options held by Mr. Pratt.

(4) Includes 6,000 shares subject to presently exercisable options held by Mr. Hansen.

(5) Includes 6,000 shares subject to presently exercisable options held by Mr. Divine.

(6) Includes 255,556 shares obtainable upon conversion of 575,000 shares of Series A, Class B preferred stock owned by CTF, Inc.

(7) Includes 1,038,501 shares held by CTF, Inc. and 255,556 shares issuable upon conversion of 575,000 shares of Series A, Class B preferred stock owned by CTF, Inc. Mrs. Peters and her husband, C. Wilbur Peters, are the sole directors of CTF, Inc., a non-profit corporation. As such they have share power to vote and dispose of the shares owned by CTF, Inc.

(8)      Less than 1%.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since our inception our primary lender has been C. Wilbur Peters, chairman of our board, or entities controlled by Mr. Peters. As of June 30, 1999 our total indebtedness to Mr. Peters for money borrowed and for accrued and unpaid amounts due under equipment leases was approximately $5,180,000. On June 30, 1999 Mr. Peters forgave approximately $2,150,000 of our debt to him and on November 5, 1999 Mr. Peters released and discharged the balance due on our $3,035,535 promissory note to him in exchange for our issuing 31,290 shares of our Series B, Class B preferred stock to Mr. Peters. On July 1, 1999, we established a line of credit with Mr. Peters in the amount of $750,000 evidenced by a promissory note bearing interest at the LIBOR Market Index Rate plus 1.50%, due and payable on June 30, 2001. On February 21, 2001, Mr. Peters executed an amendment to the promissory note extending its term to February 23, 2003. On October 22, 2001 Mr. Peters executed another amendment to the promissory note under which Mr. Peters agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. In each of 2001 and 2000 interest paid on this note was $38,809 and $24,097, respectively. At March 25, 2002, the outstanding balance of that note was approximately $761,070. Pursuant to a promissory note dated September 1, 1992 on such date we borrowed $400,000 from CTF, Inc., a non-profit corporation controlled by Mr. Peters. This note was originally payable in full on May 9, 1993. On February 21, 2001, CTF, Inc. executed an amendment to this note extending its term to February 23, 2003. On July 1, 2001 CTF, Inc. executed another amendment to the promissory note under which CTF, Inc. agreed to accept prepayments on the note and to re-lend to the Company on demand the amount of any such prepayments through the term of the note. This note bears interest at prime plus 2%. At March 25, 2002, the outstanding balance of that note was approximately $244,118. In each of 2001 and 2000 interest paid on this note was $32,464 and $43,183, respectively. Additionally, during the first quarter of 2001 CTF, Inc. made total demand loans to the Company of $117,748. We have repaid in full all such demand loans.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit No.       Document Description
         -----------       --------------------
         3.1               Certificate of Incorporation (Exhibit 2.1 to the
                           Company's Form 10-SB filed March 14, 2000)

         3.2               Certificate of Amendment to Certificate of
                           Incorporation (Exhibit 3.2 to the Company's Form
                           SB-2 filed November 9, 2001)

         3.3               Certificate of Designation Setting Forth the
                           Preferences, Rights and Limitations of Series A,
                           Class B Preferred Stock of Vital Living Products,
                           Inc. (Exhibit 2.2 to the Company's Form 10-SB filed
                           March 14, 2000)

         3.4               Certificate of Designation of Series B, Class B
                           Preferred Stock Setting Forth the Powers,
                           Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Class B
                           Preferred Stock (Exhibit 2.3 to the Company's Form
                           10-SB filed March 14, 2000)

         3.5               Bylaws of Vital Living Products, Inc. (Exhibit 2.4
                           to the Company's Form 10-SB filed March 14, 2000)

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

         10.8              First Amendment to Promissory Note in favor of CTF,
                           Inc. dated February 21, 2001 (previously filed)

         10.9              First Amendment to Promissory Note in favor of C.
                           Wilbur Peters dated February 21, 2001 (previously filed)

         10.10             Securities Purchase Agreement dated as of February
                           23, 2001between the Company, AJW Partners, LLC,
                           Millennium Capital Partners II, LLC and Equilibrium
                           Equity, LLC (Exhibit 10.1 to the Company's Form 8-K filed March 1, 2001)

         10.11             Registration Rights Agreement dated as of February
                           23, 2001between the Company, AJW Partners, LLC,
                           Millennium Capital Partners II, LLC and Equilibrium
                           Equity, LLC (Exhibit 10.2 to the Company's Form 8-K filed March 1, 2001)

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

         10.15             Second Amendment to Promissory Note in favor of
                           CTF, Inc. dated July 1, 2001 (Exhibit 10.15 to the
                           Company's Form SB-2 filed November 9, 2001)

         10.16             Second Amendment to Promissory Note in favor of C.
                           Wilbur Peters dated October 22, 2001 (Exhibit 10.16
                           to the Company's Form SB-2 filed November 9, 2001)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of 2001.

----------
         * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VITAL LIVING PRODUCTS, INC.


                                  By: /s/ Donald R. Podrebarac
                                      ------------------------------------------
                                        Donald R. Podrebarac
                                        Chief Executive Officer and President

Dated:  April 1, 2002


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

         Signature                                   Capacity                                  Date
         ---------                                   --------                                  ----
/s/ Donald R. Podrebarac                        Director, Chief                           April 1, 2002
------------------------------------
Donald R. Podrebarac                            Executive Officer and President
                                                (Principal Executive Officer)


/s/ C. Wilbur Peters                            Director, Chairman and Treasurer          April 1, 2002
------------------------------------
C. Wilbur Peters



/s/ Larry C. Pratt                              Vice President, Secretary and             April 1, 2002
------------------------------------
Larry C. Pratt                                  Director (Principal Financial
                                                Officer)



/s/ Phil Divine                                 Director                                  April 1, 2002
------------------------------------
Phil Divine



/s/ Duane G. Hansen                             Director                                  April 1, 2002
------------------------------------
Duane G. Hansen

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.

                         ANNUAL REPORT ON FORM 10-KSB

                                                                    Commission
For the fiscal year ended                                          File Number
December 31, 2001                                                      0-30568

                         VITAL LIVING PRODUCTS, INC.

                                EXHIBIT INDEX

   Exhibit No.    Document Description
   -----------    --------------------
   3.1            Certificate of Incorporation (Exhibit 2.1 to the Company's
                  Form 10-SB filed March 14, 2000)

   3.2            Certificate of Amendment to Certificate of Incorporation
                  (Exhibit 3.2 to the Company's Form SB-2 filed November 9,
                  2001)

   3.3            Certificate of Designation Setting Forth the Preferences,
                  Rights and Limitations of Series A, Class B Preferred Stock of Vital Living Products, Inc. (Exhibit 2.2 to the Company's
                  Form 10-SB filed March 14, 2000)

   3.4            Certificate of Designation of Series B, Class B Preferred
                  Stock Setting Forth the Powers, Preferences, Rights,
                  Qualifications, Limitations and Restrictions of such Series of Class B Preferred Stock (Exhibit 2.3 to the Company's
                  Form 10-SB filed March 14, 2000)

   3.5            Bylaws of Vital Living Products, Inc. (Exhibit 2.4 to the
                  Company's Form 10-SB filed March 14, 2000)

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

   10.8           First Amendment to Promissory Note in favor of CTF, Inc.
                  dated February 21, 2001 (previously filed)

   10.9           First Amendment to Promissory Note in favor of C. Wilbur
                  Peters dated February 21, 2001 (previously filed)

   10.10          Securities Purchase Agreement dated as of February 23,
                  2001between the Company, AJW Partners, LLC, Millennium
                  Capital Partners II, LLC and Equilibrium Equity, LLC
                  (Exhibit 10.1 to the Company's Form 8-K filed March 1, 2001)

   10.11          Registration Rights Agreement dated as of February 23,
                  2001between the Company, AJW Partners, LLC, Millennium
                  Capital Partners II, LLC and Equilibrium Equity, LLC
                  (Exhibit 10.2 to the Company's Form 8-K filed March 1, 2001)

   10.12          Form of Stock Purchase Warrant dated as of February 23, 2001
                  (Exhibit 10.3 to the Company's Form 8-K filed March 1, 2001)

   10.13 Schedule identifying omitted Stock Purchase Warrants dated as of February 23, 2001 which are substantially identical to the Form of Stock Purchase Warrant described in Exhibit
                  10.12 (previously filed)

   10.14          Security Agreement dated as of February 23, 2001between the
                  Company, AJW Partners, LLC, Millennium Capital Partners II,
                  LLC and Equilibrium Equity, LLC (previously filed) 10.15
                  Second Amendment to Promissory Note in favor of CTF, Inc.
                  dated July 1, 2001 (Exhibit 10.15 to the Company's Form SB-2 filed November 9, 2001)

   10.15          Second Amendment to Promissory Note in favor of CTF, Inc.
                  dated July 1, 2001 (Exhibit 10.15 to the Company's Form SB-2 filed November 9, 2001)

   10.16          Second Amendment to Promissory Note in favor of C. Wilbur
                  Peters dated October 22, 2001 (Exhibit 10.16 to the
                  Company's Form SB-2 filed November 9, 2001)